Form 10QSB
period 2000-03-31
PASSANT ACQUISITION CORP
filed 2000-05-15
CIK 1109152

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to
                                                   -------    -------

Commission file number       0-29983
                       -------------


                         PASSANT ACQUISITION CORPORATION

                 (Name of Small Business Issuer in its Charter)


           NEVADA                                     91-2027723
-------------------------------               ---------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



18610 East 32nd Ave., Greenacres, WA               99016
---------------------------------------   --------------------
(Address of principal executive offices)        (Zip Code)



Issuer's telephone number,(   509     )     891       -     8373
                           -----------  -------------   -------------


Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    No X
                                                                       ---   ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes     No
                                                                   ---    ---

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:
                                                   -----------------

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No
             ---     ---

                         PASSANT ACQUISITION CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
Part I - Financial Information

Item     1 - Financial Statements (unaudited) Balance Sheets -
         March 31, 2000  and March 8, 2000                                 3

         Statement of Operations -
         Three Months ended March 31, 2000                                 4

         Statement of Cash Flows -
         Three Months ended March 31, 2000                                 5

         Notes to Financial Statements                                     6

Item 2- Management's Discussion and Analysis or Plan of
           Operation                                                       8

Part II - Other Information                                                8

Item 6 - Exhibits and Reports on Form 8-K                                  8

Signature                                                                  8

                          PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.  (Unaudited)


                         Passant Acquisition Corporation
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                            March 31,   March 8,
                                               2000      2000
                                          (unaudited)

ASSETS

Cash                                       $ 1,000      $ 1,000
                                           -------      -------
         Total Current Assets              $ 1,000      $ 1,000
                                           -------      -------

Total Assets                               $ 1,000      $ 1,000
                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                           --           --

Stockholder's Equity
         Common Stock, $0.001 par value,
         25,000,000 shares authorized,
         5,000,000 shares issued and
         outstanding                         5,000        5,000
         Deficit accumulated during
         development stage                  (4,000)      (4,000)
                                           -------      -------

Total Stockholders' Equity                   1,000        1,000
                                           -------      -------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                       $ 1,000      $ 1,000
                                           =======      =======


                 See Accompanying Notes to financial statements.

                         Passant Acquisition Corporation
                        (A Development Stage Enterprise)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                       Inception
                                   Period Ending      (Feb.24, 2000)
                                   March 31, 2000      March 31, 2000
                                    (unaudited)        (unaudited)

Income                            $      --            $      --

Expenses

         Organization expense             250                  250
         Legal expense                  1,000                1,000
         Administrative expense         2,750                2,750
                                  -----------          -----------
                                        4,000                4,000
                                  -----------          -----------

NET LOSS FROM
OPERATIONS                             (4,000)              (4,000)

Income Taxes                             --                   --
                                  -----------          -----------

Net Loss                               (4,000)              (4,000)

Accumulated Deficit, Beginning

Balance                                  --                   --
                                  -----------          -----------

Accumulated Deficit, Ending

Balance                           $    (4,000)         $    (4,000)
                                  ===========          ===========

  Net Loss per Common share             $ nil                $ nil

  Weighted Average Number of

   Common shares outstanding        5,000,000            5,000,000


                 See accompanying notes to financial statements.

                         Passant Acquisition Corporation
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                                              Period Ending     Inception
                                              March 31, 2000    (Feb.24,2000)
                                                                 to Mar.31,2000
                                              (unaudited)       (unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                      $(4,000)           $(4,000)
Expenses paid by issuance of stock              4,000              4,000
                                              -------            -------

Net cash provided in operating activities        --                 --

CASH FLOWS FROM INVESTING ACTIVITIES             --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds for issuance of stock                 1,000              1,000
                                              -------            -------

Change in cash                                  1,000              1,000

Cash, beginning balance                          --                 --
                                              -------            -------

Cash, end of period                           $ 1,000            $ 1,000
                                              =======            =======

Supplemental disclosures:

Interest paid                                 $  --              $  --

Income taxes paid                             $  --              $  --

NON-CASH TRANSACTIONS
 Stock issued in exchange for expenses paid   $ 4,000            $ 4,000


                 See Accompanying Notes to financial statements.

                         Passant Acquisition Corporation
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

Note 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

Passant Acquisition Corporation (hereinafter " the Company") was incorporated on February 24, 2000 in Nevada primarily for the purpose of serving as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

Note 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Passant Acquisition Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
----------------------------

The Company has been in the development stage since its formation in February 2000 and has not yet realized any revenue from its planned operations.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $4,000 for the period ended March 31, 2000 and had no revenue. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share
--------------

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
-------------------

At March 31, 2000, the Company had a net operating loss of approximately $4,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates
----------------

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily related to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy
---------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled, "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000.

Development Costs
-----------------

In accordance with generally accepted accounting principles, the Company will expense development costs as incurred.

Note 3 - PROPERTY AND EQUIPMENT

At March 31, 2000, the Company does not own any property or equipment.

Note 4 - COMMON STOCK

On February 27, 2000, 5,000,000 shares of common stock were issued to an officer and related party. (See Note 5) There was no public offering of any securities. The above referenced shares were issued in repayment of expenses of $ 4,000 and cash of $1,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, a securities offering transaction exemption not requiring registration. The Company has not authorized any preferred stock, convertible stock, warrants or options as of March 31, 2000.

Note 5 - RELATED PARTIES

On February 27, 2000, Long Lane Capital, Inc. was issued 4,750,000 common stock shares in consideration of organizational and professional costs incurred by Long Lane Capital, Inc. on behalf of the Company. Gregory M. Wilson, a director of the Company, was issued 250,000 common stock shares. Legal counsel to the Company is a firm owned by Gregory M. Wilson, who also owns the controlling interest in the outstanding stock of Long Lane Capital, Inc. (See Note 4)

Note 6 - YEAR 2000 ISSUES

Like other companies, Passant Acquisition Corporation could be adversely affected if the computer systems of the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         There have been no operations or changes in the financial statements of the Company since its Form 10-SB was filed on March 17, 2000.

PART II- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number       Description

         *(3.1)               Articles of Incorporation of Passant Acquisition
                              Corporation

         *(3.2)               By-Laws
         *(10)                Lock-Up Agreement

          (27)                Financial Data Schedule

*Previously filed.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed in this quarter.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2000


PASSANT ACQUISITION CORPORATION




By: /s/ Gregory M. Wilson
    ---------------------
        Gregory M. Wilson
Title:  President