Form 10QSB
period 2000-09-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2000-11-21
CIK 1109152

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X]   QUARTERLY  REPORT  UNDER  SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________

                    Commission File Number: 000-29983






                    GLOBAL INDUSTRIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)







Nevada                000-29983                   98-0203485
(State of             (Commission           (I.R.S. Employer
organization)         File Number)       Identification No.)

14th Floor, 609 Granville Street, Vancouver, B.C. Canada V6Y 1G5
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 683-8358

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 9,339,346 shares of common stock issued and outstanding as of September 30, 2000.

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the quarter ended September
            30, 2000.
                     GLOBAL INDUSTRIAL SERVICES INC.
                       CONSOLIDATED BALANCE SHEETS

                                            September30,    December31,
                 ASSETS                         2000            1999
CURRENT ASSETS                               (Unaudited)
  Cash and cash equivalents                    $  123,424        $    215
  Accounts receivable                           1,335,370               -
  Prepaid expenses                                166,869          11,041
  Inventory                                        47,922               -
  Advances to related party                             -          66,218
                                              -----------       ---------
    Total Current Assets                        1,673,585          77,474

PROPERTY AND EQUIPMENT, NET                     3,057,272               -

INVESTMENTS                                       106,667               -

OTHER ASSETS                                       32,603               -

GOODWILL, net of accumulated amortization
of $82,138                                        903,504               -
                                              -----------      ----------
TOTAL ASSETS                                  $ 5,773,631      $   77,474
                                              ===========      ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $  734,698          $1,716
  Payable on investments                        1,314,300               -
  Current potion of long term debt                314,110               -
  Deferred revenue                                188,989               -
  Advances payable - related party                816,670               -
                                              -----------      ----------
    Total current liabilities                   3,368,767           1,716

Long term debt, less current portion            1,233,174               -
                                              -----------      ----------
    Total liabilities                           4,601,941           1,716
                                              -----------      ----------

STOCKHOLDERS' EQUITY
    Common   stock,  $.001   par   value;
50,000,000
     shares  authorized;  9,339,346   and
4,020,000
   shares issued and outstanding                    9,340           4,020
  Additional paid-in capital                    1,571,065          33,934
  Foreign currency translation adjustment         (8,659)               -
  Common stock subscription                             -          90,000
  Accumulated deficit                           (400,056)        (52,196)
                                              -----------      ----------
    Total Stockholders' Equity                  1,171,690          75,758
     TOTAL LIABILITIES AND STOCKHOLDERS'      -----------      ----------
       EQUITY                                 $ 5,773,631      $   77,474
                                              ===========      ==========

                                  - 1 -
                         GLOBAL INDUSTRIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Three   For the Three  For the Nine    For the Nine
                                            Months Ended    Months Ended   Months Ended    Months Ended
                                            September 30,   September 30,  September 30,   September 30,
                                                2000            1999           2000            1999

Revenue                                       $ 1,598,566       $       -    $  3,369,258       $       -

Cost of revenue                                   944,872               -       1,831,864               -
                                              -----------       ---------    ------------       ---------
Gross profit                                      653,694               -       1,537,394               -

General and administrative expense                588,591           1,923       1,606,802          12,861
Impairment expense                                      -               -         225,000               -
Interest expense                                   25,085               -          53,452               -
                                              -----------       ---------    ------------       ---------
(Loss) income from operations before
income
taxes                                              40,018         (1,923)       (347,860)        (12,861)

Provision for income taxes                              -               -               -               -
                                              -----------       ---------    ------------       ---------
Net (loss) income                             $    40,018       $ (1,923)    $  (347,860)       $(12,861)
                                              ===========       =========    ============       =========
Net loss per common share - basic and         $      0.01       $  (0.00)    $  (   0.05)       $  (0.00)
diluted
                                              ===========       =========    ============       =========
Weighted average number of common shares
 Outstanding - basic and diluted                7,576,464       4,020,000       7,576,464       3,700,000
                                              ===========       =========    ============       =========






                                      - 2 -

                         GLOBAL INDUSTRIAL SERVICES INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                            Additional     Common      Currency
                         Common Stock        Paid-in        Stock     Translation  Accumulated
                       Shares      Amount    Capital    Subscription  Adjustment     Deficit      Total
                                                              s

Balance at
December 31,1998      2,150,000  $   2,150  $    17,470             -             -  $  (14,212) $     5,408

  Capital stock
issued,
   pursuant to
   offering           1,870,000     1,870       16,464             -             -            -      18,334
memorandum
  For cash - at
$0.01
   (net of issuance
   costs)
  Common stock
   subscription               -         -            -        90,000             -            -       9,000

  Net loss                    -         -            -             -             -     (37,984)    (37,984)
                      ---------    -------   ---------    ----------     ---------    ---------   ---------
Balance at
December 31,1999      4,020,000     4,020       33,934        90,000             -     (52,196)      75,758

  Sale of common
   stock                135,000       135      122,365             -             -            -     122,500

  Issuance of stock
   options                    -         -      125,000             -             -            -     125,000

  Issuance of shares    400,000       400       89,600      (90,000)             -            -           -

  Issuance of shares
   for acquisitions   4,688,538     4,689    1,056,550             -             -            -   1,061,239

  Issuance of shares
   in settlement
   of payables           95,808        96      143,616             -             -            -     143,712

  Foreign currency
   translation
   adjustment                 -         -            -             -       (8,659)            -     (8,659)

  Net loss                    -         -            -             -             -    (347,860)   (347,860)
                      ---------    -------   ---------    ----------     ---------    ---------   ---------

Balance at
September 30,2000     9,339,346  $   9,340  $ 1,571,065  $          -      $(8,659)  $ (400,056) $ 1,171,690
                      =========   =======    =========    ==========     =========    =========   =========


                                      - 3 -
                 GLOBAL INDUSTRIAL SERVICES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW

                                    For the nine months    For the nine months
                                    Ended September 30     Ended September 30,
                                           2000               1999
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net (loss) income                      $ ( 347,860)          $  (12,861)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization             186,403                  131
    Impairment of investment                  225,000                    -
    Stock-based compensation                  125,000                    -
    Changes in assets and liabilities

     Accounts receivable                       98,605                (181)
     Inventory                                 53,510                    -
     Prepaid Expenses                      ( 130,566)                2,027
     Deferred revenue                      ( 184,544)                    -
     Accounts payable                      ( 158,785)                1,313
                                          -----------           ----------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                      ( 133,237)            (  9,571)
                                          -----------           ----------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Property and equipment                       54,168            (  2,500)
  Other assets                                    249                    -
  Net cash in acquisitions                 (  43,051)                    -
                                          -----------           ----------
NET CASH USED IN INVESTING                     11,366            (  2,500)
ACTIVITIES
                                          -----------           ----------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                        122,500               18,334
  Note payable repayments                  ( 101,648)                    -
  Investments in subsidiaries              ( 650,000)                    -
  Advances from related party                 882,887                    -
                                         ------------           ----------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                          253,739               18,334
                                         ------------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON
CASH                                       (   8,659)                6,263
                                         ------------           ----------
NET INCREASE IN CASH                          123,209                6,263
Cash - beginning                                  215                    -
                                         ------------           ----------
Cash - ending                            $    123,424            $   6,263
                                         ============           ==========

                              - 4 -


                 GLOBAL INDUSTRIAL SERVICES INC.

           Notes  to  Quarterly Condensed Consolidated  Financial
           Statement at September 30, 2000
                           (Unaudited)

1.   Basis of Presentation


     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 1999 for Global Industrial Services Inc., Stothert Group, Inc., and AK Drilling, Inc. included in the Company's Form 8KA filed on September 28, 2000. The results of operations for the nine-months ended September 30, 2000 are not necessarily indicative of operating results for the full year.

The  accompanying consolidated financial statements  include  the accounts of Global Industrial Services Inc. and its wholly  owned
subsidiaries.   Those  subsidiaries  are  Stothert  Group,   Inc.
("Stothert") and AK Drilling, Inc. ("AK Drilling").

As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations and no established source of revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

         a)   Raise additional capital through the sale of capital stock
         b) Acquire operating companies through the issuance of capital stock and cash


2.   Nature of Operations


Global Industrial Services, Inc. (formerly Charger Ventures, Inc.), ("Global" or the "Company"), was a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 for the years ended December 31, 1999 and 1998. In the second quarter of 2000, the Company acquired two operating entities and is no longer in the development stage. The Company was incorporated under the laws of the State of Nevada on July 24, 1998. On March 30, 2000, the Company changed its name to Global Industrial Services Inc.



3.   Acquisitions

During   the  second  quarter  of  2000,  Global  completed   the
acquisition of AK Drilling, Inc. and Stothert Group,  Inc.   Both
acquisitions are recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

On April 6, 2000, the Company completed its acquisition of AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (fair value at the acquisition date). At September 30, 2000, $768,000 of the cash portion of the purchase price remained unpaid.

On April 26, 2000, the Company completed its acquisition of Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for a total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (fair value at the acquisition date). At September 30, 2000, $546,300 of the cash portion of the purchase price remained unpaid.

Goodwill recorded through acquisitions is $985,642 and is being amortized over five years. Amortization expense recorded in the statement of operations for the nine months ended September 30, 2000 totals $82,138 and $49,282 for the quarter.

The operations of the acquired entities have been included in the statement of operations from the dates of acquisition.

Additionally, the Company issued 95,808 shares of stock, valued at $143,712, to former shareholders of Stothert to settle accounts payable and accrued expenses.

Proforma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:


                                Nine months ended   Year ended
                                September 30,       December      31,
                                2000                1999

      Revenue                         $ 5,250,744       $ 8,061,549
      Net loss                           (85,211)         (550,920)
      Loss per share                       (0.01)            (0.13)

4.   Long Term Debt

     Long-term debt consists of the following:

                                 September 30,     December 31,
                                     2000              1999

          FCB Consolidation            $788,705                $-
          FCB Trucks                     46,145                 -
          FCB Line                       79,840                 -
          Center Capital 3              284,885                 -
          Dateline                      323,675                 -
          Foremost Line                  10,539                 -
          Security Bank - Truc            6,471                 -
          Security Bank - Truc            7,024                 -
                                     ----------        ----------
             Total                                      1,547,284
             Current Portion            314,110                 -
                                     ----------        ----------
             Long-Term Portion       $1,233,174                $-
                                     ==========        ==========

5.   Investments

     Stothert   invested  CAD  $160,000  in  160,000   non-voting
     preferred  shares  of Lakes Ranch Ltd. on August  30,  1996.
     Lakes Ranch Ltd. is owned and controlled by a shareholder of the Company.

     Global exercised an option to acquire 48.4% of Sharpshooter Resources, Inc., a Texas holding company with investments in the oil and gas industry. This acquisition was made from a shareholder for 3.5 million common shares on January 11, 2000. During the quarter, management reviewed the carrying value of this investment and concluded that the recoverability of it was uncertain. As such, it has been fully impaired at September 30, 2000.

6.   Stock Option Plans

     Under the Stock Plan maintained by the Company, the Company can grant incentive stock options and non-qualified stock options to officers, key employees, consultants and directors of the Company at a price not less than $0.25 per share.

     The maximum number of shares which may be issued under the plan is 2,000,000.

     On January 14, 2000, the Company granted options to purchase 2,000,000 shares of common stock. 500,000 shares are exercisable at $0.25 per share and 1,500,000 shares are exercisable at $0.50 per share. The options vested immediately and expire in three years.

     Pursuant to APB 25, the Company has recorded compensation expense of $125,000 during the period ended September 30, 2000.

     A summary of stock option transactions are as follows:

                                                Nine Months Ended
                                                September 30,
                                                2000

         Outstanding, beginning                                 -

         Granted at an exercise price of $0.25            500,000

         Granted at an exercise price of $0.50
         per
         share                                          1,500,000
                                                       ----------
         Outstanding, ending                            2,000,000
                                                       ==========
         Exercisable, ending                            2,000,000
                                                       ==========

7.   Geographic areas and industry segments

     The Company currently operates in two principal segments, engineering services and contract drilling.

     The Company's foreign operations are conducted by Global and Stothert.

     For the period ended September 30, 2000:

          Revenues from external
          customers
             Drilling                      $1,580,558
             Engineering                    1,662,161
                                           ----------
                                           $3,242,719
                                           ==========
          Interest expense:
             Drilling                         $53,452
             Engineering                            -
                                              $53,452
                                           ==========
          Depreciation and
          amortization:
             Drilling                        $123,750
             Engineering                       35,100
                                           ----------
                                             $158,850
                                           ==========
          Segment profit (loss)
          before taxes:
             Drilling                        $184,359
             Engineering                      169,468
             Corporate                      (701,687)
                                           ----------
                                           $(347,860)
                                           ==========
          Segment assets:
             Drilling                      $3,752,202
             Engineering                    1,846,069
             Corporate                        175,360
                                           ----------
                                           $5,773,631
                                           ==========
                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Geographic areas and industry segments

The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                Revenues from external
                customers:
                   United States                     $1,580,558
                   Canada                             1,662,161
                                                     ----------
                                                     $3,242,719
                Segment assets:                      ==========
                   United States                     $3,752,202
                   Canada                             2,021,429
                                                     ----------
                                                     $5,773,631
                                                     ==========



ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Current Report on Form 8-K for the Company for the period from inception (July 24, 1998) to March 31, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

OVERVIEW

The Company has a limited history of operations and no history of profitability. It was incorporated as Charger Ventures Inc. on July 24, 1998 and changed its name to Global Industrial Services Inc. on March 30, 2000. The Company was organized to engage in any lawful corporate business, including but not limited to the business of combining and integrating specialized product/service providers of the industrial services industry sector. Prior to December 31, 1999, the Company had no operating history other than organizational matters. In the second quarter of 2000, the Company acquired two operating entities and is no longer in the development stage.

The  accompanying consolidated financial statements  include  the accounts  of Global Industrial Services Inc. and its wholly-owned
subsidiaries.   Those  subsidiaries  are  Stothert  Group,   Inc.
("Stothert") and AK Drilling, Inc. ("AK Drilling").

The Company, through its subsidiary Stothert, provides engineering, construction and project management services for the pulp and paper industry with particular focus on recausticizing plants and lime kilns. Stothert provides a full range of services including feasibility studies, detailed engineering, due diligence, mill audits, project management services, turnkey supply and construction, operations and training services, and project financing. Stothert's business is conducted in Vancouver, Canada. The Company's subsidiary AK Drilling operates primarily in the mineral exploration and water drilling industry. Its offices are located in Ramsay, Montana.

On April 30, 2000, the Company moved its principal place of business to 14th Floor, 609 Granville St., Vancouver, British
Columbia, V7Y 1G5.

On August 16, 2000 the sole stockholder of Passant Acquisition Corp. ("Passant"), a Nevada corporation, sold his interest to the Company for $50,000 in cash consideration and Gregory M. Wilson resigned as President, Secretary, Treasurer and Sole Director and Terry Kirby became a Director, President, Secretary, Treasurer.

Pursuant to the Agreement and Plan of Reorganization dated as of August 16, 2000 between the Company and Passant, all the outstanding shares of common stock of Passant were exchanged for the sum of $50,000.00.

As of September 30, 2000 the Company had a total accumulated deficit of $400,056.

RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to the preceding year would not be meaningful. For the nine months ended September 30, 2000 gross profit was $1,410,855 and net loss was $347,860 or $0.05 per share. Contributing to the net loss for the period were general and administrative expenses of $1,480,263, an impairment expense of $225,000 relating to the termination of the option on Sharpshooter Resources, Inc. and interest expense of $53,542 relating to capital lease agreements and promissory notes entered into by AK Drilling.

The significant increase in general and administrative expenses at September 30, 2000 reflects the consolidations of Stothert and AK Drilling.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 2000 is a direct result of drilling revenues from AK Drilling, fee income from Stothert and funds raised from the sale of equity shares.

Items contributing to assets at September 30, 2000 include cash and cash equivalents of $123,424, accounts receivable of $1,335,370 primarily for fees and services due to AK Drilling and Stothert, property and equipment of $3,057,272 (primarily drilling equipment) and goodwill (net of accumulated amortization) of $903,504 relating to the acquisition of Stothert.

Items contributing to liabilities at September 30, 2000 include accounts payable of $734,698, an amount payable on investments of $1,314,300 relating to cash portions of acquisition costs owing ($768,000 relating to AK Drilling and $546,300 relating to Stothert), advances of $816,670 from a related party and long term debt of $1,233,174 consisting of capital lease agreements and promissory notes entered into by AK Drilling.

During the nine months ended September 30, 2000, the Company issued 610,000 shares at prices ranging from $0.25 to $1.00 per share for net proceeds of $250,000.

The Company believes its cash on hand and cash from operations will be sufficient to maintain its present level of development efforts over the next three months. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company is presently undertaking a private placement of equity securities to fund possible future acquisitions and working capital. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to the Company from debt or equity financings, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.


                            Business
     GBSV was incorporated for the purpose of acquiring companies engaged in a wide variety of industrial services. These services include:
      *    Engineering and technical design
*    Build-operate-transfer (BOT); build-own-operate (BOO)
*    Drilling services and equipment
*    Industrial equipment manufacturing
*    Construction
*    Mining and mining services
*    Cogeneration, power and water

     To  ensure success, the Company provides a highly respected,
amply   experienced  and  accomplished  management   team.    Key
individuals are in place. Others with suitable qualifications and background are under consideration.

     It is the Company's intention to augment management with an advisory board made up of experienced professionals from appropriate disciplines within various industrial sectors. The Company also intends to incorporate a business-to-business e-commerce component as a service to maximize economy of operations and improve efficiencies within its own network of divisions, and to garner ultimate customer satisfaction.

     The Company is positioning a corporate infrastructure to utilize the best of talents available for the immediate growth and profitability of all business acquisitions and opportunities. The synergy of complimentary products and services, as researched and acquired by the Company, is the foundation for success. The whole is greater than the sum of its parts.

     The Company currently is headquartered in Vancouver, British Columbia. The Vancouver location provides a tradition of support for the consulting engineering service business, allows for ease of access to all global target markets, and benefits from a well-established venture capital base.

      Current and future directors, senior management and other advisors with their extensive experience in the industrial services industry, and expertise in financial markets, will ensure that the Company has immediate credibility and clout in a very large and lucrative business arena!

      Consolidation targets are small to medium-sized private companies that provide the synergy to support other branches or divisions of GBSV via their products and/or services. Duplication will be avoided except where the joining of forces enhances operations or profitability. The acquired companies will benefit from more rapid growth, a sustainable competitive advantage, and optimized use of resources such as materials and personnel. GBSV is poised to add value to all acquisition partners by providing coordinated:
      *    Marketing strategies and market positioning
*    Systems and operations strategies
*    Financial strategies and services

     The Company intends to improve the business focus and implementation capabilities of all other partners within the successful family of GBSV market-driven companies.

      The industrial services sector is a labyrinth of product manufacturers, equipment dealers and suppliers, technical and engineering consulting and design services, and a huge array of skilled labor sub-contracting firms. The project manager and quantity surveyor for major industrial applications must contend with this maze of services to research suitable providers at reasonable cost estimates. It is a daunting task!

      GBSV has recognized the complexity of the marketplace and offers a simple solution consolidation. This has long been a formula for success. Natural growth and expansion within many large industrial corporations has allowed these giants to secure major international contracts because they have the diversification in-house. They have the infrastructure in place they are cost effective and competitive. GBSV is launching a campaign of acquisitions to achieve the same status.


                         MARKET ANALYSIS
      The industrial product and service providers are abundant. Project managers, whether from corporate or government sectors, must wade through numerous supply and contracting options to procure the right mix of quality and economy. Often, this research is time consuming and costly in and of itself. The following quote from an experienced industrial project manager explains a part of the procurement dilemma.

      The business of industry is a mammoth proportion of the global economy. It includes the manufacture of vehicles, aircraft, trains, boats, and every other imaginable mode of transportation; it includes the manufacture of equipment used to generate power, to build and maintain our pavement infrastructures, to dry-clean our clothes, to outfit our homes with time-saving amenities; it includes the management of forests, lakes, rivers, dams, and all other ecological situations where man and nature meet; it includes the finding and gathering of precious earth resources such as metals, minerals and gems; it includes technologies that affect every aspect of life from air quality to footwear. Capturing one small piece of the global marketplace for firms with sound management, sufficient capitalization, and proactive strategies will be enormously profitable!

                          MARKET TRENDS
       The industrial services industry has been severely challenged in recent years by robotic automation, the digital explosion which includes the advent of the Internet and e-commerce, rising costs of resource materials, increasing labor rates, and environmental issues, to name a few. During this period of escalating change, the consumer has developed new expectations as well. We demand service we want the product to be the best and we want it now! This attitude permeates cultures, governments, businesses, academia, and society at large.

      Cost-containment, always an important factor in business management, is more crucial now than ever. Small companies must compete with larger ones, who compete with still larger ones all because the information "super highway" is linking customers with product and service providers way beyond geographic boundaries. In today's world, competitiveness declines for those who do not have a `cyberspace' presence and, unless the business niche is ultimately exclusive, the small to medium-sized company has very difficult competition.

       Technological advances pose considerable problems for smaller operations as well. Technology, with its inherent exponential growth, leaves a great many businesses behind. Those who survive and thrive in this accelerated business world are those who likely have proprietary rites, who are passionate about their endeavors, who are committed to quality service, and who have the ability to market themselves effectively.

     Global Industrial Services Inc. will be a one-stop solutions provider. Many types of services will be offered within one corporate infrastructure. This creates a value proposition for clients and customers who would otherwise wander in a world of over-specialization and fragmentation the labyrinth spoken of earlier. GBSV management will develop strategic mechanisms to streamline operations of the acquired group of companies thus reducing costs and increasing revenues. Worldwide market penetration will be achieved through well-orchestrated marketing and promotional campaigns and proactive use of Internet opportunities. GBSV will generate interrelated business projects to involve several acquired partner companies at once. This formula for success results in the following competitive advantages:
      *    Lower production and operational costs
*    Greater savings for customers
*    Simplification of project management
*    Better quality control and quality assurance
*    Faster provision of products and/or services


                          SUBSIDIARIES
Stothert Group Inc. (Incorporated in Vancouver, British Columbia)

      The Stothert Group provides general industrial engineering and management services for the global marketplace. A few sample projects indicated below demonstrate the diversity of the company and highlight its capabilities:
      * Design of shielded module structures for northern warning systems
* Risk insurance surveys of coastal fish farms for Lloyd's of London
      * Comprehensive pulp and paper mill operations management from Canada to Tanzania
* Cement industry in the Philippines, tea plantations in Uganda, ski resorts in Western Canada, and cogeneration plants in California
* Environmental impact assessment, ecosystem improvement planning, land reclamation, and watershed and reservoir development

     In addition to worldwide recognition of Stothert Group's success as an industrial service provider, GBSV benefits from this acquisition in other significant ways. The Stothert Group has well-established credibility with international financial institutions such as The World Bank, the Asian Development Bank, the Commonwealth Secretariat, the Commonwealth Development Corporation, the Canadian International Development Agency and others. The Stothert Group is also experienced and respected as an international trade broker. To date, this company has conducted trade exchanges and performed engineering services in more than sixty countries.

A.K. Drilling (Incorporated in Ramsay, Montana)

     This company provides drilling services to support a variety of clients in mineral exploration, investigation and remediation of environmental wells, environmental testing, and other drilling services throughout North and South America.


                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

2 Agreement and Plan of Reorganization is hereby incorporated by reference to the Forms 8-K and 8-K/A filed with the SEC on August 21, 2000 and September 28, 2000, respectively.

3.1  Articles  of  Incorporation for Global Industrial  Services,
     Inc.
3.2  Bylaws of Global Industrial Services, Inc.

21   Subsidiaries

     AK Drilling - Incorporated in Ramsey, Montana

     Stothert  Group  Inc. - Incorporated in  Vancouver,  British
     Columbia

27   Financial Data Schedule

Reports on Form 8-K:

On  August 21, 2000 and September 28, 2000, the Company  filed  a
Form 8-K and 8-K/A, respectively, regarding the merger between itself and Passant Acquisition Corp.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Global Industrial Services, Inc.



                           By: /s/ Terry Kirby
                              Terry Kirby,
                              President/Secretary/Treasurer



                           Date: November 20, 2000