Form 10KSB
period 2000-12-31
GLOBAL INDUSTRIAL SERVICES INC
filed 2001-04-17
CIK 1109152

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-29983





              GLOBAL INDUSTRIAL SERVICES, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                            98-0203485
(State of organization) (I.R.S. Employer Identification No.)

14th Floor, 609 Granville Street, Vancouver, B.C. Canada V6Y
1G5
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 683-
8358

Securities registered under Section 12(g) of the Exchange
                                   Act: Common stock, $0.001
                                   par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 5,419,239

As of April 16, 2001, the registrant had 9,696,013 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of April 16, 2001: 3,005,764.03

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

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

       On March 30, 2000, Global Industrial Services Inc., registered under the laws of the State of Nevada, changed its name and trading symbol from Charger Ventures Inc. (OTC Pink
Sheets: CHGV). The Company will be listed on the NASDAQ Bulletin Board with the symbol "GBSV". After the acquisition of the four companies as listed in Service / Product Offerings, it is estimated that the Company will have approximately 7.8 million shares issued and outstanding, of which, approximately 3.7 million shares will be free-trading. A further 2 million shares will be issued as a result of a proposed $5 million(US) financing. (The share numbers discussed herein are only projections and will change as negotiations continue prior to the proposed consolidation.)

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

                         MARKET ANALYSIS
      The industrial product and service providers are abundant. Project managers, whether from corporate or government sectors, must wade through numerous supply and contracting options to procure the right mix of quality and economy. Often, this research is time consuming and costly in and of itself. The following quote from an experienced industrial project manager explains a part of the procurement dilemma.
      The business of industry is a mammoth proportion of the global economy. It includes the manufacture of vehicles, aircraft, trains, boats, and every other imaginable mode of transportation; it includes the manufacture of equipment used to generate power, to build and maintain our pavement infrastructures, to dry-clean our clothes, to outfit our homes with time-saving amenities; it includes the management of forests, lakes, rivers, dams, and all other ecological situations where man and nature meet; it includes the finding and gathering of precious earth resources such as metals, minerals and gems; it includes technologies that affect every aspect of life from air quality to footwear. Capturing one small piece of the global marketplace for firms with sound management, sufficient capitalization, and proactive strategies will be enormously profitable.
                          MARKET TRENDS
       The industrial services industry has been severely challenged in recent years by robotic automation, the digital explosion which includes the advent of the Internet and e-commerce, rising costs of resource materials, increasing labor rates, and environmental issues, to name a few. During this period of escalating change, the consumer has developed new expectations as well. We demand service we want the product to be the best and we want it now! This attitude permeates cultures, governments, businesses, academia, and society at large.

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

SERVICE / PRODUCT OFFERINGS

      GBSV was incorporated to research, identify and acquire companies engaged in a wide range of industrial services. The Company recognized the many opportunities available due to the fragmented and over-specialized nature of this business sector. By combining and integrating specialized product/service providers, GBSV creates a more efficient operation overall.

      The integration concept developed by GBSV has been welcomed by owners and senior management of smaller companies seeking access to public capital markets and an opportunity to participate in long term capital appreciation. GBSV management have initially targeted business entities that will generate immediate value for the Company shareholders.

     The strategy on which to build this model was to first secure a global engineering firm that would become the cornerstone of the corporate foundation. This objective was realized with the acquisition of the Stothert Group. Established in 1966, the Stothert Group has become an international contender for major industrial applications in engineering and design and project management services in the areas of energy, cogeneration, construction, forest products, pulp and paper, mining, water management, and environmental assessments.

Further Acquisition Plans

      GBSV continues to vigorously pursue strategic acquisitions in all complimentary sectors. The following section outlines near term target companies.

Drilling Services

      Four owner-operated, mid-sized firms have been identified. Each has its own specialized area of expertise. The intention is to acquire these companies through a combination of cash and stock. Initial assessments indicate that drilling revenues should be increased by $15 million (US) per year.

Engineering Services

      GBSV is currently investigating an additional engineering acquisition which would synergize with and add value to the Stothert Group services, and augment other companies in the GBSV family.

Mining Services

      Negotiations are underway to acquire a contract mining company. The company's services include geological studies, metallurgical analyses, and process and recovery engineering systems. This firm is a recognized leader in contract mining in both North and South America. The Company generates revenues estimated in the $30 million (US) range on a yearly basis.

Materials-Handling Systems

      GBSV is in negotiation to acquire a major manufacturer of materials-handling and mining systems. The company's services include design, manufacture and operation of custom-built equipment for major materials-handling projects throughout the world. This firm is a market leader with a reputation for ingenuity and quality performance. It has revenues estimated in the $35 million (US) range and estimated pre-tax income in the $6 million (US) range on an annual basis. The company will be purchased through a combination of cash and stock.

MARKETING STRATEGIES

      The Company will implement a dynamic marketing program to encompass strategies for addressing both essential elements of good corporate health:

       *    Attract and keep customers to ensure profitability
* Attract and keep shareholders to ensure sufficient capitalization

     The  marketing program will reflect the function  of  supply
and   demand   which  is  determined  by  consumer  satisfaction,
liquidity and value of the stock, and shareholder confidence.

Marketing Campaign

     GBSV will spearhead communications to establish working relationships with key market-makers through one-on-one meetings and presentations. GBSV already has a significant number of qualified personal contacts in all target audience categories. An action plan will be developed to maintain appropriate contact with these individuals to keep their interest heightened, and to ensure that future approaches for financial support will be successful.

       Relationships must also be established with media representatives, outsourced services which will perform important functions in the marketing campaign, and of course with the investors themselves. GBSV provides the assurance that such relationships will be developed and managed for long term effectiveness. The Company will have an investor group composed of intelligent, loyal individuals.

      A successful marketing and promotion campaign will utilize all available tools to educate the market, acquire clients and investors, and establish loyalty. The components of a successful campaign are interlocking pieces which require effective management to ensure contact frequency, continuity of information and controlled market growth. GBSV plans to utilize all of the following elements:

     *    Relationship-building / key-group networking
*    Strategic information-dissemination plan
*    Corporate kit
*    Media advertising program
*    Internet presence with e-commerce function
*    Presentation tours, conferences & shows
*    Regular communications with investors & investment community

      A strategic plan for information dissemination includes attention to the content of the communications, and to the resource used to present the message. Specialized communications expertise is critical in the design of a powerful and successful plan. Information must be presented in a variety of ways to achieve maximum impact with a diverse audience. GBSV management offer the experience and skill to customize information according to corporate objectives, and to appropriately match the audience groups with the media mechanism utilized. Target audiences include those who are the purchasers of products and services, and those who are investors or potential investors.

      Examples of media mechanisms for advertising and promotion to the retail/wholesale portion of the industrial services sector include all publications focused on engineering, mining, water and power, heavy equipment manufacturers/dealers/suppliers, transportation infrastructures, and so on. Examples of media mechanisms for advertising and promotion to the investment community include publications such as the Investors Business Daily, Financial Post, Wall Street Journal, and all manner of Internet-based stock-trading sites and analysts' pages. In today's cyberspace climate, the Internet is a must-use tool to achieve successful corporate "branding".

      Electronic media such as television and radio are also powerful components of the GBSV marketing program. Syndicated financial programming typically reaches both types of audiences the product/service purchaser, and the serious broker/investor.

Sales Team and Tools

     GBSV will engage a team of experienced business development professionals who will be able to offer solutions to international clients on a `one-stop' basis for the comprehensive range of Company products and services. On the investor relations' side of the business, GBSV will provide a program of regular communications, information updates, news releases, and private placement offers.

      The sales tools for this dichotomy of purposes will be appropriately customized. Presence at both industry and financial trade events and conferences will be planned to increase exposure to indicative audiences. Customer and investor databases will be maintained and managed for these two separate communications purposes.

Global Branding

      GBSV is preparing to launch an international "branding" strategy to facilitate instant corporate recognition worldwide. Among the activities to be undertaken is the creation of a website to provide e-commerce capabilities, and technical solutions to client problems. Company management is fully aware that extraordinary volumes of business leads now come from Internet connections. An effective Internet program, or "wrapper", involves steady maintenance, and attention to continuity of information. The corporate website is a valuable tool to educate and inform the viewer, and the potential audience size is tremendous. It is this scope and breadth which GBSV will capitalize on to assure rapid branding and awareness.

Service Policies

      GBSV companies will become the leaders in fulfillment of client solutions. The primary objective is to respond instantly to client needs. The Company will maintain a policy of best-of-practices commitment in all its endeavors and will focus on fundamentals. GBSV will improve the workflow process, build on key relationships and develop communications mechanisms to increase productivity, support informed decision-making, and enhance opportunity for all involved.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company operates its corporate executive offices at 609 Granville Street, 14th Floor, Vancouver, B.C. Canada V6Y 1G5. It utilizes this office space on a month-to-month basis. The office is approximately 300 square feet and is rented for approximately $700 per month. There is no lease or rent agreement.

Since the company is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at Corporation Trust Company of Nevada, 6100 Neil Rd., Suite 500, Reno, NV 89511. No activities take place in the resident office. All other activities have been consolidated to the facility described above.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                       Market Information

The Company's common stock is listed on the OTC-BB under the symbol GBSV.

There  are 36  record  owners of the Company's common stock.  The
Company has never paid a cash dividend and has no present intention of doing so in the foreseeable future.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                            Dividends

The Company has not paid any dividends on its common stock. The company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

          Management's Discussion And Plan Of Operation

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable",
"possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate, and we assume no obligation to update any such forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended December 31, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

The accompanying audited consolidated financial statements include the accounts of Global Industrial Services Inc. and its wholly-owned subsidiaries. Those subsidiaries are Stothert Group, Inc. ("Stothert"), its subsidiaries, AK Drilling, Inc. ("AK Drilling"), and its subsidiary.

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

On April 6, 2000 the Company acquired AK Drilling Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. At December 31, 2000, the Company owed the shareholder of AK $768,000 of the cash portion of the purchase price. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. At December 31, 2000, the Company owed the Stothert shareholders $546,300 of the cash portion of the purchase price. Stothert provides engineering, construction and project management services for the pulp and paper industry with particular focus on recausticizing plants and lime kilns. Stothert provides a full range of engineering services including feasibility studies, detailed engineering, due diligence, mill audits, project management services, turnkey supply and construction, operations and training services, and project financing. Stothert's corporate office is located in Vancouver, Canada and it has completed projects in several countries.

On April 30, 2000, the Company moved its principal place of business to 14th Floor, 609 Granville St., Vancouver, British
Columbia, V7Y IG5.

On August 16, 2000 the sole stockholder of Passant Acquisition Corp. ("Passant"), a Nevada corporation, sold his interest to the Company for $50,000 in cash consideration and Gregory M. Wilson resigned as President, Secretary, Treasurer and Sole Director and Terry Kirby became a Director, President, Secretary, Treasurer. Pursuant to the Agreement and Plan of Reorganization dated as of August 16, 2000 between the Company and Passant, all of the outstanding shares of common stock of Passant were exchanged for the sum of $50,000.

During the year, the Company was financed through advances from a related company which totaled $1,111,319 (1999 - Nil) at December
31, 2000, and through the sale of 210,000 common shares which raised $160,000.

RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to the preceding year would not be meaningful. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

During the year ended December 31, 2000, the operating margin of the Company of $2,556,458 was not enough to cover the general and administration costs of the Company of $3,008,197, and other charges of $302,275, such that the Company had a net loss of $754,015, or $0.09 per share. The net loss in 1999 was $37,984,
or   $0.01  per  share,  which  was  entirely  for  general   and
administration costs.

The  2000  revenues  of  the Company,  in  its  first  year  with operating subsidiaries, was $5,583,741 (1999 - nil) which was comprised of drilling fees and services of $3,043,648, engineering fees and services of $2,539,397 and other income of $696. The operating costs of the drilling and engineering operations were $1,363,916 and $1,191,846, respectively, such that operating margins were 44.8% and 46.9%, respectively. These margins were outweighed by the high general and administration costs of the new subsidiaries and the corporate entity combined which totaled $3,008,197 for the year. Each of the two operating entities earned profits of $263,603 and $178,592, for the drilling operations and the engineering operations respectively, after goodwill amortization charges of $4,556 and $131,419, respectively.

The Corporate office was engaged in managing and coordinating the acquisitions during the year, in addition to raising capital to pay for the acquisitions and looking for additional, complementary acquisitions. The costs of the corporate office of $971,905 included audit and accounting fees, travel costs, salaries and wages, office costs and legal costs. The Company has also recorded an expense of $125,000 for the issuance of stock options to directors and officers during the year. A one time charge of $225,000 was recorded in the third quarter for a write-down of an investment (Sharpshooter Resources, Inc.) the recoverability of which was uncertain. This investment was acquired on January 11, 2000. In the fourth quarter, this investment was disposed of for proceeds of $50,000, such that the loss on the investment was $175,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000 the Company had working capital of $751,848, before the current portion ($511,581) of the long term debt of $1,435,048, the loan from a related party of $1,111,319, and the debt owing to the shareholders of AK Drilling and Stothert which totaled $1,314,300. Including these items in working capital, there was a working capital deficiency of $2,185,353 at the end of the year.

The long term debt ($1,435,048), and the current portion thereof ($511,581), related specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in the first half of 2001.

As the long term debt interest is borne by AK Drilling, the related party debt carries no interest, and the debt owing on the acquisitions are being reorganized, the Company can meet its current obligations to continue operations. Financing will have to be raised from other sources to repay the debt to the related party and the debt owing on the acquisitions. The sources that the Company is currently working on are Company cash flows and equity offerings. Although there are no assurances that either of these will be adequate to eliminated the Company's working capital deficiency, the Company believes that such financings can be achieved.

The most significant assets of the Company are the drilling equipment ($3,089,461) operated by AK Drilling, and the accounts receivable ($1,109,485) of which Stothert accounts for $471,278 and AK Drilling accounts for $626,793, and other amounts account for $11,414. Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000 and goodwill amortization of $135,975 was recorded in the year. The goodwill is being amortized over a five year period.

During 2000, the only equity financing which was completed was to raise $160,000 from the sale of common shares at an average price of $0.76 per share. The share price of the Company has declined in the first quarter of 2001, as have most stock exchange indexes, such that raising additional capital from the equity markets is more difficult.

OUTLOOK

The Company believes its cash on hand and cash from operations will be sufficient to maintain its present level of development efforts over the next three months. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company plans to complete a private placement of equity securities to fund possible future acquisitions and working capital. The sale of additional equity securities or convertible debt could result in additional dilution to the stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to the Company from debt or equity financings, or that if available, the Company will be able to obtain  such funds on favorable terms and conditions. The Company
currently   has  no  definitive  arrangements  with  respect   to
additional financing.

Upon successful refinancing of the Company, the growth strategy will continue with acquisitions in the industrial services industry. The Company has identified acquisition targets and will begin the process of completing such acquisitions later in 2001. The target acquisition companies will most likely be similar to those acquired in 2000 in terms of size, industry focus, and profitability.

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited Financial Statements as of December, 31,  2000,  and
December 31, 1999
        GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS







                              INDEX



INDEPENDENT AUDITORS' REPORT                                1


CONSOLIDATED BALANCE SHEETS                                 2


CONSOLIDATED STATEMENTS OF OPERATIONS                       3


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              4


CONSOLIDATED STATEMENTS OF CASH FLOWS                       5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6 - 17



















                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Global Industrial Services Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Industrial Services Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Industrial Services Inc. and Subsidiaries as of December 31, 2000 and 1999, and the
consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

Los Angeles, California
February 9, 2001
            GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31,


                                                    2000           1999
                                                 ----------     -----------
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $  119,376         $  215
  Accounts receivable, net of
   allowance for doubtful accounts of $26,830         872,661              -
  Prepaid expenses                                    111,206         11,041
  Inventory                                           185,801              -
  Advances to related party                                 -         66,218
                                                 ------------    -----------
     Total Current Assets                           1,289,044         77,474

Property and equipment, net                         3,089,461              -

Investments                                           106,667              -

Goodwill, net                                         880,041              -
                                                 ------------    -----------
     TOTAL ASSETS                                $  5,365,213      $  77,474
                                                 ============    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Cash overdraft                                    $  26,565           $  -
  Accounts payable                                    736,335          1,716
  Payable on investments                            1,314,300              -
  Current potion of long term debt                    511,581              -
  Deferred revenue                                     36,079              -
  Advances payable - related party                  1,050,323              -
                                                 ------------    -----------
    Total current liabilities                       3,675,183          1,716

Long term debt, less current portion                  923,467              -
                                                 ------------    -----------
    Total liabilities                               4,598,650          1,716
                                                 ------------    -----------
COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000
   shares authorized:
   9,414,346 and 4,020,000 shares
   issued and outstanding                               9,415          4,020
  Additional paid-in capital                        1,608,490         33,934
  Foreign currency translation adjustment            ( 4,867)              -
  Common stock subscription                                 -         90,000
  Accumulated deficit                               (846,475)       (52,196)
                                                 ------------    -----------
    Total Stockholders' Equity                        766,563         75,758
                                                 ------------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                      $  5,365,213      $  77,474
                                                 ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              - 2 -
            GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31,


                                             2000           1999
                                          ---------      ---------
Revenue
  Drilling                                $  2,978,558           $  -
  Fees                                       2,440,681              -
                                          ------------    -----------
                                             5,419,239              -
                                          ------------    -----------
Cost of revenue
  Drilling                                   1,697,288              -
  Fees                                       1,193,713              -
                                          ------------    -----------
                                             2,891,001              -
                                          ------------    -----------
Gross profit
  Drilling                                   1,281,270              -
  Fees                                       1,246,968              -
                                          ------------    -----------
                                             2,528,238              -
                                          ------------    -----------
General and administrative expense           2,948,866         37,984
Amortization of goodwill                       135,975              -
                                          ------------    -----------
                                             3,084,841         37,984
                                          ------------    -----------
Loss from operations before other
income
  (expense) and provision for income         (556,603)       (37,984)
taxes

Other income (expense)
  Interest income                               10,621              -
  Interest expense                           (131,996)              -
  Loss on investment                         (175,000)              -
  Other income                                  58,699              -
                                          ------------    -----------
Loss before provision for income taxes       (794,279)       (37,984)

Income tax expense                                   -              -
                                          ------------    -----------
Net loss                                  $  (794,279)    $  (37,984)
                                          ============    ===========
Net loss per share - basic and diluted    $     (0.09)    $    (0.01)

Weighted average shares outstanding          8,684,323      3,700,000







The accompanying notes are an integral part of these consolidated financial statements.

                                  - 3 -

                GLOBAL INDUSTRIES SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Additional     Common        Currency
                                      Common Stock           Paid-in        Stock       Translation   Accumulated
                                   Shares        Amount      Capital    Subscriptions   Adjustment      Deficit        Total
                                  -------       --------    ---------    ----------      ---------     --------      --------
Balance at
 December 31, 1998               2,150,000    $    2,150   $   17,470    $        -      $       -   $   (14,212)  $        5,408


Capital stock issued pursuant
 to offering memorandum,         1,870,000         1,870       16,464             -              -              -          18,334
  For cash - at $0.01
 (net of issuance costs)

Common stock subscription                -             -            -        90,000              -              -           9,000

Net loss                                 -             -            -             -              -       (37,984)       ( 37,984)
                                 ---------       -------   ----------      --------       --------     ----------       ---------
Balance at
 December 31, 1999               4,020,000         4,020       33,934        90,000              -       (52,196)       75,758800

Sale of common stock               210,000           210      159,790             -              -              -         160,000

Issuance of stock options                -             -      125,000             -              -              -         125,000

Issuance of shares                 400,000           400       89,600      (90,000)              -              -               -

Issuance of shares
 for acquisitions                4,688,538         4,689    1,056,550             -              -              -       1,061,239

Issuance of shares in
 settlement of payables             95,808            96      143,616             -              -              -         143,712

Foreign currency
 translation adjustment                  -             -            -             -        (4,867)              -        ( 4,867)

Net loss                                 -             -            -             -              -      (794,279)       (794,279)
                                 ---------       -------   ----------      --------       --------     ----------       ---------
Balance at
 December 31, 2000               9,414,346    $    9,415 $  1,608,490  $          -       $(4,867)   $  (846,475)  $      766,563
                                 =========       =======   ==========      ========       ========     ==========       =========




The accompanying notes are an integral part of these consolidated financial statements.
                                      - 4 -
GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
                  STATEMENTS OF CASH FLOWS

                                                   For the Year Ended
                                                      December 31,
                                                  ---------------------
                                                   2000           1999
                                                  -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (794,279)   $     (37,984)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                   437,604                -
    Bad debt                                         82,784                -
    Loss on investment                              175,000            5,881
    Stock-based compensation                        125,000                -
    Changes in assets and liabilities

      Accounts receivable                           489,944                -
      Inventory                                    (84,369)                -
      Other assets                                 (70,661)          (9,014)
      Deferred revenue                            (337,454)                -
      Accounts payable                            (157,149)            1,716
                                                 ----------      -----------
Net cash used by operating activities             (133,580)         (39,401)
                                                 ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment                          (198,322)          (2,500)
  Net cash in acquisitions                         (44,288)                -
                                                 ----------      -----------
Net cash used in investing activities             (242,463)          (2,500)
                                                 ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                     26,565                -
  Sale of common stock                              160,000           18,334
  Stock subscription                                      -           90,000
  Note payable proceeds                              41,050                -
  Note payable repayments                         (255,081)                -
  Distributions                                           -                -
  Investments in subsidiaries                     (650,000)                -
  Advances from related party                     1,177,537         (66,218)
                                                 ----------      -----------
Net cash provided by financing activities           500,071           42,116
                                                 ----------      -----------
Effect of exchange rate changes on cash             (4,867)                -
                                                 ----------      -----------
Net increase in cash                                119,161              215

Cash  - beginning                                       215                -
                                                 ----------      -----------
Cash - ending                                 $     119,376   $          215
                                                 ==========      ===========
Cash paid during the year for:
  Interest                                    $     131,996   $            -
  Income taxes                                            -                -

The accompanying notes are an integral part of the financial statements.

                            - 5 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Global Industrial Services Inc. and Subsidiaries (formerly Charger Ventures, Inc.), ("Global" or the "Company"), was a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 for the year ended December 31, 1999. In the second quarter of 2000, the Company acquired two operating entities and is no longer in the development stage. The Company was incorporated under the laws of the State of Nevada on July 24, 1998. On March 30, 2000, the Company changed its name to Global Industrial Services Inc. and Subsidiaries

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Global Industrial Services Inc. and Subsidiaries and its wholly-owned subsidiaries. Those subsidiaries are Stothert Group, Inc. ("Stothert") and AK Drilling, Inc. ("AK Drilling"). AK Drilling is comprised of AK Drilling, Inc. and AK International, S.A ("AK International"). Stothert is comprised of the following entities:

Stothert Management Ltd. (SML)
Stothert Engineering Ltd. (SEL)
Mutual Forest Industries Ltd. (MFI)
Stothert Schultz International Inc. (SSI)
Stothert Power Corp.
J.R. Lewis & Associates Ltd. (JRL)
     988650 Enterprises Ltd.

All significant intercompany accounts and transactions have been eliminated in consolidation.

As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations and a negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE   1  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

Basis of Presentation (continued)
Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a) Raise additional capital through the sale of capital stock
b) Acquire additional operating companies through the issuance of capital stock and cash

Lines of Business
The Company, through its subsidiary Stothert, provides engineering, construction and project management services for the pulp and paper industry with particular focus on recausticizing plants and lime kilns. Stothert provides a full range of services including feasibility studies, detailed engineering, due diligence, mill audits, project management services, turnkey supply and construction, operations and training services, and project financing. Stothert's business is conducted in Vancouver, Canada. The Company's subsidiary AK Drilling operates primarily in the mineral and water drilling industry. Its offices are located in Montana. AK Drilling also conducts operations in Peru, through AK International.

     Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, payables on investments and advances to and from related parties, the carrying amounts approximate fair value due to their short maturities.

     Cash and Cash Equivalents
The   Company   considers  all  highly  liquid   investments
purchased with original maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk
     From time to time the Company places its cash in what it believes to be credit-worthy financial institutions.
However, cash balances may exceed FDIC insured levels at various times during the year.

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

NOTE   1  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

Inventory
Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Inventory  consists  principally  of  piping  and   drilling
supplies.

Revenue Recognition
The  Company  records  revenue as  services  are  performed.
Contract  revenue  is  recognized using  the  percentage  of
completion  method.   Billings to customers  in  advance  of
services performed are credited to deferred revenue.

Depreciation and Amortization
Property and equipment are stated at cost and are depreciated using the straight-line and declining balance methods over their estimated useful lives. Drilling equipment is depreciated over 10 to 15 years. Office equipment is depreciated over 5 to 7 years. Computer software and hardware is depreciated over 3 to 5 years.

The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

Goodwill
Goodwill represents the excess cost over the fair value of net assets acquired. Goodwill is being amortized on the straight-line basis over a period of 5 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired, but at a minimum it is evaluated annually. Negative operating results and negative cash flows from operations, among other factors, could be indicative of the impairment of goodwill. The recoverability of the goodwill is measured using undiscounted, estimated future cash flows. If an impairment of the goodwill is determined to exist, the carrying value of the goodwill is adjusted down to fair value as determined by estimated discounted future cash flows.

Impairment of Long-Lived Assets
Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE   1  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

Income Taxes
The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Translation of Foreign Currency
The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

 Stock-Based Compensation
The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25,
"Accounting for Stock Issued to Employees" and related interpretations.

 Net Loss Per Common Share
The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2000, the Company had 2,000,000 potentially dilutive securities.

Comprehensive Income
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

NOTE 2 -  DUE FROM RELATED COMPANY

Advances to and from a related company are non-interest bearing, unsecured and due on demand. The related company is controlled by one of the stockholders of the Company.

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999



NOTE 3 -  INCOME TAXES

The components of the provision for income taxes is as follows:

                                                      2000         1999
    Current tax expense                                ------        ------
    U.S. Federal                                    $       -      $       -
    State and local                                         -              -
                                                      -------        -------
      Total current                                         -              -
                                                      -------        -------
    Deferred tax expense
      U.S. Federal                                          -              -
      State and local                                       -              -
                                                      -------        -------
      Total deferred                                        -
                                                      -------        -------
      Total tax provision
       from continuing operations                   $       -      $       -
                                                      -------        -------
    Federal income taxes rate                            34.0 %         34.0 %
                                                                           %
    Effect of valuation allowance                       (34.0 )%       (34.0 )%
                                                      -------        -------
    Effective income tax rate                               -              -
                                                      =======        =======

The   Company   named   net  operating  losses   aggregating
approximately  $721,000.  $38,000 expire in  2019  and  $683 expire in 2020.

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

     Deferred tax assets
       Loss carryforwards                               $   245,100    $ 17,700
       Less: valuation allowance                          (245,100)    (17,700)
                                                        -----------    --------
       Net deferred tax assets                                    -    $      -
                                                        ===========    ========

The Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether the asset is realizable.

AK Drilling, with the consent of its shareholder, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation's income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements for the periods prior to the acquisition by Global. The S corporation election has been terminated on that date.

                           - 10 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 4 -  STOCK OPTION PLANS

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

Pursuant to APB 25, the Company has recorded compensation expense of $125,000 during the year ended December 31, 2000.

There were no stock option transactions during the year ended December 31, 1999.

A summary of stock option transactions are as follows:

                                               Year ended
                                              December 31,
                                                  2000
                                               -----------
        Outstanding, beginning                             -

        Granted at an exercise
         price of $0.25 per share                    500,000

        Granted at an exercise
         price of $0.50 per share                  1,500,000
                                                  ----------
        Outstanding, ending                        2,000,000
                                                  ==========
        Exercisable, ending                        2,000,000
                                                  ==========

The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

        Risk free interest rate                       6.375%
        Life of the options                          2 years
        Expected dividend yield                           0%
        Expected volatility                               0%
        Weighted fair value of options                 $0.12
        granted

                           - 11 -

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999



NOTE 4 - STOCK OPTION PLANS (Continued)

Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

          Net loss                                $(909,279)
          Net loss per basic share                $   (0.10)

          Weighted average option
           price per share
            Granted                               $     0.44
            Exercised                                      -
            Cancelled                                      -
            Outstanding at end of period                0.44
            Exercisable at end of period                0.44
          Weighted average remaining life
             of options outstanding                  2 years

NOTE 5 -    ACQUISITIONS

During the second quarter of 2000, Global completed the acquisition of AK Drilling, Inc. and Stothert Group, Inc. Both acquisitions are recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

On April 6, 2000, the Company completed its acquisition of AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (fair value at the acquisition date). At December 31, 2000, $768,000 of the cash portion of the purchase price remained unpaid.

On April 26, 2000, the Company completed its acquisition of Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for a total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (fair value at the acquisition date). At December 31, 2000, $546,300 of the cash portion of the purchase price remained unpaid.

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                           - 12 -

      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2000 AND 1999



NOTE 5 -  ACQUITISIONS (Continued)

                                   AK           Stothert
                                   Drilling     Group
                                   ---------    -----------
         Cash                      $(  81,018)      $ 36,729
         Accounts receivable           436,710       997,265
         Inventory                     101,432             -
         Fixed assets                2,691,344       109,660
         Other receivables               5,511             -
         Other assets                   43,093       117,414
         Accounts payable           ( 122,311)     (856,816)
         Taxes payable              (  56,352)             -
         Notes payable             (1,230,909)       (3,322)
         Deferred revenue                    -     (373,533)
         Goodwill                            -       985,642
                                   -----------    ----------
                                    $1,787,500    $1,013,039
                                   ===========    ==========

Goodwill recorded through acquisitions is $1,016,016 and  is
being   amortized  over  five  years.  Amortization  expense
recorded  in the statement of operations for the year  ended
December 31, 2000 totals $135,975.

The  operations of the acquired entities have been  included
in   the   statement  of  operations  from  the   dates   of
acquisition.

Additionally, the Company issued 95,808 shares of stock, valued at $143,712, to former shareholders of Stothert to settle accounts payable and accrued expenses.

Proforma information as if the acquisitions had occurred at the beginning of the periods presented is as follows:

                                      Years ended
                                      December 31,
                                   2000          1999
                                 --------      -------
            Revenue              $7,302,584    $8,061,549
            Net loss              (420,262)     (855,433)
            Loss per share       $   (0.05)     (   0.19)


                           - 13 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000 AND 1999



NOTE 6 -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           December 31,
                                        2000          1999
                                      --------      --------
Drill Rigs                            $ 2,884,884         $  -
Auto & Trucks                             486,313            -
Equipment                                 451,081            -
Computer Equipment and Software           105,129            -
Office Equipment, Furniture
 and Fixtures                              31,693            -
Office Building                             1,735            -
                                      -----------    ---------
                                        3,960,835            -
Less: Accumulated Depreciation        (  871,374)            -
                                      -----------    ---------
Net Property and Equipment            $ 3,089,461        $   -
                                      ===========    =========

Depreciation expense recorded in the statement of operations for the years ended December 31, 2000 and 1999 was $301,629 and $0, respectively.

During the year ended December 31, 2000, equipment aggregating $428,000 was acquired through notes payable.

NOTE 7 -  LONG-TERM DEBT

Long-term debt consists of the following:

                                              December 31,
                                            2000         1999
                                         ----------    --------
          FCB Consolidation              $    734,715     $    -
          FCB Trucks                           42,992          -
          FCB Operating Line                   59,889          -
          Center Capital 3                    272,768          -
          Dateline Drilling                   281,462          -
          Kettle Drilling                      33,000          -
          Security Bank                         5,160          -
          Security Bank                         5,062          -
            Total                           1,435,048          -
            Current Portion                   511,581          -
            Long-Term Portion             $   923,467     $    -

Maturities of long-term debt are as follows:

          2001                          $  511,581
          2002                             350,272
          2003                             270,175
          2004                             207,915
          2005 and thereafter               95,105
                                        ----------
                                        $1,435,048
                                        ==========

                           - 14 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

NOTE 7 -   LONG-TERM DEBT (Continued)

The Company is obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The FCB consolidation loan was set up in 1999 to consolidate several capitalized leases along with other notes payable so as to lower the interest rate. The note bears interest at a fixed rate of 8.25% per year with monthly payments of $19,253, and will be fully repaid as of August 2004. The balance due as of December 31, 2000 was $734,715.

The Company is obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note bears interest at a fixed rate of 7.75% per year with monthly payments of $1,314. The balance due as of December 31, 2000 was $42,992.

The First Citizens Bank Operating Line was established in 2000 and is for a maximum amount of $100,050. The Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed rate of 9.25% per year. The balance due as of December 31, 2000 was $59,889. The due date of the Operating Line is August 2001.

The Center Capital loan is from the purchase of Foremost drilling rigs in August of 1999. This loan bears interest of 9.0% per year, and is payable in monthly installments totaling $61,680 per year. The balance due as of December 3,1 2000 was $272,768, and will be fully repaid as of
September 2006. This loan is secured by liens on the drilling rigs and other equipment.

The Company is obligated to Kettle Drilling under a 12-month promissory note dated December 2000, in the principal amount of $33,000. Payments of $2,750 per month commence in January 2001, and no interest has been paid or accrued as of December 31, 2000, in accordance with the terms of the promissory note. The note is non-interest bearing unless payments are late, in which case interest is due on the late payment amount at 18% per year.

The Company is obligated to Security Bank under a 60-month promissory note dated November 7, 1996 in the principal amount of $24,086. The note bears interest at a fixed rate of 7.5% per year with monthly payments of $485. The balance due as of December 31, 2000 was $5,160.

The Company is obligated to Security Bank under a 60-month promissory note dated April 23, 1996 in the principal amount of $49,103. The note bears interest at a fixed rate of 8.75% per year with monthly payments of $1,020. The balance due as of December 31, 2000 was $5,062.

                           - 15 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

Operational Leases
AK Drilling rents on-site office and living quarters on a per-job basis. The terms of the leases range from a month-to-month to a maximum of a 6-month lease.

Stothert  leases  premises under an  operating  lease  which
expires  in  2005.   The  aggregate  minimum  annual  rental
payments over the next five years are CAD $252,000 per year.

Rent expenses included in the statement of operations for the year ended December 31, 2000 and 1999 was $150,916 and $0, reprectively.

Stothert  has issued standby letters of credit totaling  CAD
$211,800 relating to contracts that are already completed or will be completed in 2000. These standby letters of credit will expire on December 31, 2002.

     Stothert is currently involved in a dispute with a customer regarding the provision of services. The dispute is being handled by Stothert's professional liability insurers. Negotiations are in progress to settle the claim within the insurance policy limits.

NOTE 9 - INVESTMENTS

Stothert invested CAD $160,000 in 160,000 non-voting preferred shares of Lakes Ranch Ltd. on August 30, 1996.
Lakes Ranch Ltd. is owned and controlled by a shareholder of the Company.

Global exercised an option to acquire 28% of Sharpshooter Resources, Inc., from a shareholder, on January 11, 2000. This acquisition was valued at the shareholder's historical cost basis of $225,000. During the year, the recoverability of this investment became impaired and the Company sold its share and any recoverability thereon to a related party for forgiveness of $50,000 of advances received from that party, and the right to receive 25% of any net increases from this investment.

NOTE 10 -      GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

The Company currently operates in two principal segments, engineering services and contract drilling.

The Company's foreign operations are conducted by Global, Stothert and AK International.


                           - 16 -
      GLOBAL INDUSTRIAL SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 10 -   GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS
(Continued)

For the period ended December 31,:

          Revenues from external
          customers
            Drilling                             $ 2,978,558
            Engineering                            2,440,681
                                                 -----------
                                                 $ 5,419,239
                                                 ===========

          Interest expense:
            Drilling                             $   131,996
            Engineering                                    -
                                                 -----------
                                                 $   131,996
                                                 ===========

          Depreciation and amortization:
            Drilling                             $   328,004
            Engineering                              109,600
                                                 -----------
                                                 $   437,604
                                                 ===========

          Segment profit (loss) before
          taxes:
            Drilling                             $   263,603
            Engineering                               88,327
            Corporate                            (1,146,209)
                                                 -----------
                                                 $ (794,279)
                                                 ===========

          Segment assets:
            Drilling                             $ 3,711,253
            Engineering                            1,616,514
            Corporate                                 37,446
                                                 -----------
                                                 $ 5,365,213
                                                 ===========

The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

          Revenues from external
          customers:
            United States                   $ 2,415,074
            Canada                            2,440,681
            Peru                                563,484
                                            -----------
                                            $ 5,419,239
                                            ===========
          Segment assets:
            United States                   $ 3,127,800
            Canada                            1,653,960
            Peru                                583,453
                                            -----------
                                            $ 5,365,213
                                            ===========

                           - 17 -




ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation
S-B.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

Terry A. Kirby, 53,Chairman of the Board

Terry Kirby is a marketing and corporate development specialist who focuses on strategic alliances through mergers and acquisitions. Since 1996, Mr. Kirby has been a key management figure in the electronic identification industry, and is currently Chairman and CEO of Electronic Identification Inc.. In addition to operating his own businesses, Mr. Kirby was selected as Director of Corporate Sponsorship for the hugely successful 1986 World Exposition held in Vancouver, Canada EXPO '86. Terry utilizes a wealth of international business contacts to bring substance and strength to each and every undertaking.

Reg D. Berry, 57, Managing Director

Reg Berry is an Alberta-based businessman with extensive experience in commercial real estate brokerage, the investment industry and investment banking. He is a graduate of the University of Saskatchewan and has completed merchant banking and commercial real estate transactions in excess of $750 million.

He is president of R.D. Berry Consulting, Inc. and his own private investment holding company. Mr. Berry is also a recipient of the Governor General of Canada's award for community service for his volunteer work with the YMCA and other organizations.

Winston D. Stothert, 78, President of Engineering Division

Mr. Stothert is the President and CEO of Stothert Group Inc., an engineering and management-consulting firm. He has experience in the management of large scale manufacturing operations and in design, construction, start-up and financial control for major projects with particular emphasis in chemicals manufacturing, pulp and paper, wood products processing, electric power and shipping terminals.

Through his management and ownership of Stothert Group Inc., Winston Stothert is experienced in conducting pre-engineering, site investigations, environmental studies, financial planning, market research, project and construction management, training and start-up, and operations management. Projects have been undertaken across Canada and in more than 60 other countries. Mr. Stothert holds a Bachelor of Science degree from the University of Alberta and Master of Science degree from the University of Toronto.

ITEM 10.  EXECUTIVE COMPENSATION

The Company at this time has not entered into any employment contracts. It is the intention of GBSV to offer contracts to key senior management that will encourage loyalty and long term commitment to this industrial consolidation. Emphasis will be placed on recruiting individuals who will bring the most immediate impact to the operations while fully committing to the GBSV core value foundation. Senior management of GBSV will be compensated on a market value basis for day to day operations of the company. Management will also be encouraged by success-fee compensation through stock options. This portion of the compensation base will be individually designed for the specific individual and will reward and recognize outstanding achievement and contribution to the success of GBSV and for value generated for its shareholders.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of April 16, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

                                            Amount and
                                            Nature of
              Name and Address              Beneficial   Percent of
Title of      of Beneficial Owner           Ownership       Class
Class

Common        Anthony King                    1,000,000      10.31%
              2312 S. Colorado
              Butte, MT 59701
              Terry Kirby                     3,461,538      35.70%
Common        1200 W. Pender St., Suite
              411
              Vancouver, BC  Canada V6E
              2S9
Common        Stuart Brazier (1)                216,667       2.23%
              Lot 77
              Parc De La Baie Oriental
              St Martin French
              West Indies
Common        PTC Finance Ltd. (1)              600,000       6.19%
              c/o 1200 W. Pender St.
              Vancouver, BC V6E 2S9
Common        Total Beneficial Owners         5,278,205      54.43%
              of 5% or more

(1) Stuart Brazier is the principle shareholder of PTC Finance Ltd. Together with his shares, Mr. Brazier, either directly or indirectly, holds 816,667 shares of the common stock of the Company, which represents 8.42% of the total issued and outstanding shares as of April 16, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Winston Stothert is the President and CEO of Stothert Group,
Inc., which is a subsidiary of the Company. Mr. Stothert is also the President of the engineering division of the Company.

ITEM 13.  EXHIBITS.

EXHIBITS

     3.1      Articles of Incorporation

     3.2      Certificate   of  Amendment  to  Articles   of
               Incorporation

     3.3      By-laws

     21       Subsidiaries
               Stothert Group, Inc.
               AK Drilling, Inc.
                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Global Industrial Services, Inc.


                           By: /s/ Terry Kirby
                              Terry Kirby, President

                           Date: April 17, 2001