Form 10QSB
period 2001-03-31
GLOBAL INDUSTRIAL SERVICES INC
filed 2001-05-22
CIK 1109152

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X]   QUARTERLY  REPORT  UNDER  SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

There are 17,611,097 shares of common stock issued and outstanding as of May 21, 2001.

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited financial statements for the quarter ended March  31,
            2001.
                     GLOBAL INDUSTRIAL SERVICES INC.
                       CONSOLIDATED BALANCE SHEETS

                                           March 31,        December 31,
                                              2001              2000
                                          -----------        ----------
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $  112,383          $  119,376
  Accounts receivable                           857,319             872,661
  Prepaid expenses                              183,575             111,206
  Inventory                                     455,607             185,801
  Due from related party                        190,192                   -
                                           ------------        ------------
     Total Current Assets                     1,799,076           1,289,044

PROPERTY AND EQUIPMENT                        3,034,786           3,089,461

OTHER ASSETS                                    124,185             106,667

GOODWILL                                        829,181             880,041
                                           ------------        ------------
     TOTAL ASSETS                          $  5,787,228        $  5,365,213
                                           ============        ============
    LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
  Cash overdraft                              $  10,617           $  26,565
  Accounts payable                              611,710             736,335
  Payable on investments                      1,174,300           1,314,300
  Current potion of long term debt              527,319             511,581
  Deferred revenue                              236,510              36,079
  Advances payable - related party               35,000           1,050,323
                                           ------------        ------------
    Total current liabilities                 2,595,456           3,675,183

Long term debt, less current portion            855,519             923,467
                                           ------------        ------------
    Total liabilities                         3,450,975           4,598,650
                                           ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
   50,000,000shares authorized;
   19,352,764 and 9,414,346 shares
   issued and outstanding                        19,354               9,415
  Additional paid-in capital                  5,197,226           1,608,490
  Foreign currency translation adjustment     ( 27,407)            ( 4,867)
  Common stock subscription                           -                   -
  Accumulated deficit                       (2,852,920)           (846,475)
                                           ------------        ------------
    Total Stockholders' Equity                2,336,253             766,563
                                           ------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $  5,787,228        $  5,365,213
                                           ============        ============


                    GLOBAL INDUSTRIAL SERVICES INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              For the Three    For the Three

                                              Months Ended     Months Ended
                                             March 31, 2001   March 31, 2000

Revenue
  Drilling Services                               $  684,633             $   -
  Engineering Services                               607,691                 -
                                               -------------       -----------
                                                   1,292,324                 -

Operating Costs
  Drilling Services                                  472,162
  Engineering Services                               316,123
                                               -------------       -----------
                                                     788,285                 -

Operating Profit                                     504,039                 -

General and administrative expense                 2,474,621             4,000
Amortization of goodwill                              50,860                 -
Interest Income                                     (14,997)                 -
                                               -------------       -----------

Loss from operations before income taxes         (2,006,445)          ( 4,000)

Provision for income taxes                                 -                 -
                                               -------------       -----------
Net loss                                       $ (2,006,445)          ( 4,000)
                                               =============       ===========
Net loss per common share - basic                  $  (0.13)            (0.00)
   and diluted                                 =============       ===========
Weighted average number of common shares
 Outstanding - basic and diluted                  16,039,958         5,000,000
                                               =============       ===========






                         GLOBAL INDUSTRIAL SERVICES INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Additional     Common       Currency
                                        Common Stock        Paid-in      Stock       Translation  Accumulated
                                     Shares     Amount      Capital  Subscriptions   Adjustment     Deficit        Total
                                    -------    --------    ---------   ----------     ---------    --------       --------

Balance at
 December 31, 1999                  4,020,000    $  4,020  $  33,934       $ 90,000       $    -  $  (52,196)     $  75,758

  Sale of common stock                210,000         210    159,790              -            -            -       160,000

  Issuance of
   stock options                            -           -    125,000              -            -            -       125,000

  Issuance of shares                  400,000         400     89,600       (90,000)            -            -             -

  Issuance of shares
   for acquisitions                 4,688,538       4,689  1,056,550              -            -            -     1,061,239

  Issuance of shares in
   settlement of payables              95,808          96    143,616              -            -            -       143,712

  Foreign currency
   translation adjustment                   -           -          -              -      (4,867)            -       (4,867)

  Net loss                                  -           -          -              -            -    (794,279)     (794,279)
                                  -----------   --------- ----------        -------     --------   ----------     ---------
Balance at
 December 31, 2000                  9,414,346       9,415  1,608,490              -      (4,867)    (846,475)       766,563

  Sale of common stock                206,667         207     74,793              -            -            -        75,000

  Issuance of shares as
   part of option agreement            25,000          25     16,225              -            -            -        16,250

  Issuance of shares
   for services                     2,357,000       2,357  1,048,643                                              1,051,000

  Issuance of shares for
   compensation                     2,500,000       2,500    974,000                                                976,500

  Issuance of shares in
   settlement of payables           4,849,751       4,850  1,475,075                                              1,479,925

  Foreign currency
   translation adjustment                   -           -          -              -     (22,540)            -      (22,540)

  Net loss                                  -           -          -              -            -  (2,006,445)   (2,006,445)
                                  -----------   --------- ----------        -------     -------- ------------   -----------
Balance at
March 31, 2001                     19,352,764   $  19,354 $5,197,226         $    -    $(27,407) $(2,852,920)    $2,336,253
                                  ===========   ========= ==========        =======     ======== ============   ===========

                 GLOBAL INDUSTRIAL SERVICES INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)

                                            For the Three     For the Three
                                                Months           Months
                                           Ended March 31,     Ended March 31,
                                                 2001             2000



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(2,006,445)        $(12,861)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                      104,358              131
  Bad Debts                                           67,407                -
   Shares issued for option agreement                 16,250                -
   Shares issued for services                      1,051,000                -
   Shares issued for compensation                    976,500                -
  Changes in assets and liabilities

   Accounts receivable                              (52,065)            (181)
   Inventory                                       (269,806)                -
   Prepaid Expenses                                 (47,209)            2,027
   Deferred revenue                                  200,431                -
   Accounts payable                                  124,625            1,313
                                                ------------    -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               165,046          (9,571)
                                                ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment                               1,177          (2,500)
   Other assets                                     (17,518)                -
                                                ------------    -------------
NET CASH USED IN INVESTING ACTIVITIES               (16,341)          (2,500)
                                                ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                   (15,948)
  Sale of common stock                                75,000           18,334
  Note payable repayments                           (52,210)                -
   Payable on investments                          (140,000)                -
                                                ------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                         (133,158)           18,334
                                                ------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (22,540)            6,263
                                                ------------    -------------
NET (DECREASE) INCREASE IN CASH                      (6,993)            6,263

Cash  - beginning                                    119,376                -
                                                ------------    -------------
Cash - ending                                       $112,383          $ 6,263
                                                ============    =============



                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

          Basis of Presentation
          The   accompanying  consolidated  financial  statements
          include the accounts of Global Industrial Services Inc.
          and Subsidiaries and its wholly-owned subsidiaries

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


                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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


NOTE 2 -DUE FROM RELATED COMPANY

          Advances to and from a related company are non-interest bearing, unsecured and due on demand. The related company is controlled by one of the stockholders of the Company.

NOTE 3 - ACQUISITIONS

          During the second quarter of 2000, Global completed the acquisition of AK Drilling, Inc. and Stothert Group, Inc. Both acquisitions are recorded using the purchase method of accounting under the provisions of APB Opinion No. 16.

          On April 6, 2000, the Company completed its acquisition of AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (fair value at the acquisition date). At March 31, 2001, $628,000 of the cash portion of the purchase price remained unpaid.

          On   April   26,   2000,  the  Company  completed   its
          acquisition of Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for a total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (fair value at the acquisition date). At March 31, 2001, $546,300 of the cash portion of the purchase price remained unpaid.


                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001

NOTE 4 -ACQUISITIONS (Continued)

          The estimated fair value of assets acquired and liabilities assumed is summarized as follows:
                                        AK           Stothert
                                     Drilling          Group
                                    ---------        ---------
           Cash                      $  (80,367)        $  36,729
           Accounts receivable           436,710          997,265
           Inventory                     101,432                -
           Fixed assets                2,667,132          109,660
           Other receivables               5,511                -
           Other assets                   43,093          117,414
           Accounts payable            (122,351)        (856,816)
           Taxes payable                (63,125)                -
           Notes payable             (1,230,909)          (3,322)
           Deferred revenue                    -        (373,533)
           Goodwill                       30,374          985,642
                                    ------------      -----------
                                     $ 1,787,500      $ 1,013,039
                                    ============      ===========

          Goodwill recorded through acquisitions is $1,016,016 and is being amortized over five years. Amortization expense recorded in the statement of operations for the year ended December 31, 2000 totals $135,975 and for the quarter ended March 31, 2001 was $50,858.

          The operations of the acquired entities have been included in the statement of operations from the dates of acquisition.

          Additionally,  the  Company  issued  95,808  shares  of
          stock,  valued  at $143,712, to former shareholders  of
          Stothert   to  settle  accounts  payable  and   accrued
          expenses.

NOTE 5 -PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                          3 months ended
                                            March 31,
                                               2001
                                         -----------------

Drill Rigs                                    $2,782,838
Auto & Trucks                                    481,348
Equipment                                        434,229
Computer Equipment and Software                  630,140
Office Equipment, Furniture and Fixtures           1,062
Office Building                                    1,735
                                             -----------
                                               4,331,352
Less: Accumulated Depreciation               (1,296,567)
                                             -----------
Net Property and Equipment                    $3,034,786
                                             ===========

          Depreciation  expense  recorded  in  the  statement  of
          operations  for the three months ended March  31,  2001
          was $53,498.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 6 -LONG-TERM DEBT

          The Company is obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The FCB consolidation loan was set up in 1999 to consolidate several capitalized leases along with other notes payable so as to lower the interest rate. The note bears interest at a fixed rate of 8.25% with monthly payments of $19,253, and will be fully repaid as of August, 2004. The balance due as of December 31, 2000 was $734,715 (1999
          - $896,004) and at March 31, 2001 it was $691,759.

          The Company is obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note bears interest at a fixed rate of 7.75% with monthly payments of $1,314. The balance due as of December 31, 2000 was $42,992 (1999 - $54,963) and at March 31, 2001 it was
          $39,932.

          The First Citizens Bank Operating Line was established in 2000 and is for a maximum amount of $100,500. The Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed rate of 9.25%, and interest of $3,743 was paid on this loan for the year ended December 31, 2000. The balance due as of December 31, 2000 was $59,889 and at March 31, 2001 it was $50,627.
          The due date of the Operating Line is August, 2001.

          The Center Capital Corporation loan is from the purchase of Foremost drilling rigs in August of 1999. This loan bears interest of 9.0% per annum, and is payable in monthly installments totaling $61,680 per annum. The balance due as of December 31, 2000 was $272,768, and at March 31, 2001 it was $263,468. This
          amount will be fully repaid as of September, 2006. This loan is secured by liens on the drilling rigs and other equipment.

          The Company is obligated to Kettle Drilling under a 12-month promissory note dated December, 2000, in the principal amount of $33,000. Payments of $2,750 per month commence in January, 2001, and no interest has been paid or accrued as of December 31, 2000, in accordance with the terms of the promissory note. The note is non-interest bearing unless payments are late, in which case interest is due on the late payment amount at 18% per annum. As at March 31, 2001, the balance outstanding was $24,750.

          The Company is obligated to Security Bank under a 60-month promissory note dated November 7, 1996 in the principal amount of $24,086. The note bears interest at a fixed rate of 7.5% with monthly payments of $485. The balance due as of December 31, 2000 was $5,160 (1999 - $10,353) and at March 31, 2001 it was $3,791.


          The Company is obligated to Security Bank under a 60-month promissory note dated April 23, 1996 in the principal amount of $49,103. The note bears interest at a fixed rate of 8.75% with monthly payments of $1,020. The balance due as of December 31, 2000 was $5,062 (1999 - $16,307) and at March 31, 2001 it was
          $2,079.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 8 -COMMITMENTS AND CONTINGENCIES

          Operational Leases
          AK Drilling rents on-site office and living quarters on a per-job basis. The terms of the leases range from a month-to-month to a maximum of a 6-month lease.

          AK Drilling leases a drill rig with support vehicle under an operating lease which expires in 2002. This lease bears interest of 10.0% per annum, and is payable in monthly installments of $16,652 (including interest).

          Stothert leases premises under an operating lease which expires in 2005. The aggregate minimum annual rental payments over the next five years are CAD $252,000 per annum.

          Stothert has issued standby letters of credit totaling $239,600 relating to contracts that completed in 2000. These standby letters of credit reduced to $211,800 on June 30, 2000 and will expire on December 31, 2002.

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

          For the quarter ended March 31, 2001:

          Revenues from external
          customers
            Drilling                               $  684,633
            Engineering                               607,691
                                                  -----------
                                                  $ 1,292,324
                                                  ===========

          Depreciation and
          amortization:
            Drilling                                 $  41,498
            Engineering                                 12,000
                                                   -----------
                                                     $  53,498
                                                   ===========
                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 10 - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS (Continued)


          Segment loss before taxes:
          Drilling                            $ ( 147,656)
          Engineering                           (  72,551)
          Corporate                            (1,786,238)
                                             -------------
                                              $(2,006,445)
                                             =============

          Segment assets:
          Drilling                             $ 3,481,632
          Engineering                            1,590,416
          Corporate                                715,180
                                             -------------
                                               $ 5,787,228
                                             =============


         The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

          Revenues from external customers:
            United States                         $   684,633
            Canada                                    607,691
                                                 ------------
                                                  $ 1,292,324
                                                 ============
          Segment assets:
            United States                         $ 3,481,632
            Canada                                  2,305,596
                                                 ------------
                                                  $ 5,787,228
                                                 ============







ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS


These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will" and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS


The following discussion should be read in conjunction with the first quarter consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended March 31, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

The accompanying consolidated financial statements include the accounts of Global Industrial Services Inc. and its wholly-owned subsidiaries. Those subsidiaries are Stothert Group, Inc. ("Stothert"), Stothert's subsidiaries, AK Drilling, Inc. ("AK Drilling"), and AK Drilling's subsidiary.

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

On April 6, 2000 the Company acquired AK Drilling Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. At March 31, 2001, the Company owed the shareholder of AK $628,000 (December 31, 2000 - $768,000) of the cash portion of the purchase price. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru. Payments of $140,000 were made during the first quarter.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. At March 31, 2001, the Company owed the Stothert shareholders $546,300 (December 31, 2000 - $546,300) of the cash portion of the purchase price. Stothert provides engineering, construction and project management services for the pulp and paper industry with particular focus on recausticizing plants and lime kilns. Stothert provides a full range of engineering services including feasibility studies, detailed engineering, due diligence, mill audits, project management services, turnkey supply and construction, operations and training services, and project financing. Stothert's corporate office is located in Vancouver, Canada and it has completed projects in several countries.

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

During the period, the Company was financed through advances from a related company, the balance of which totaled $35,000 at the end of the first quarter, the remainder having been settled by the issuance of stock (December 31, 2000 - $1,111,319; 1999 - Nil). In addition, 206,667 common shares were sold to raise $75,000 in the quarter. Shares were also issued for payments to contractors and employees, in addition to payments for debts owed. 210,000 common shares were sold during 2000 to raise $160,000.

RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to the preceding year would not be meaningful. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

The first quarter total revenues were $1.3 million, of which $684,633 was from drilling services provided and $607,691 was from engineering services provided. Interest income of $14,997 was also received in the quarter. The total operating expenses before general and administration costs of $2,474,621, were $788,285 for the quarter, such that a loss of $2,006,445 was recorded for the quarter. The corporate expenses accounted for $121,988 or 6% of the loss. The Company also incurred $951,500 or 47.4% of the loss in interest expense based on the difference between the quoted market price of the Company's common stock and the conversion price on conversions of debt. Drilling operations accounted for $89,998 or 4.5% of the loss and the engineering services accounted for the remaining $72,551 or 3.6% of the loss. The results of the engineering and drilling operations are expected to improve during the second and third quarters of the year. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.

In the quarter ended March 31, 2000, the total loss, comprised of general and administration expenses, was $4,000. The drilling and engineering subsidiaries were not acquired until the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at March 31, 2001 was a deficit of $796,380. This amount includes the loan payable on investments of $1,174,300 which is in the process of being re-structured. It is expected that the loans on investments will be repaid from operating cash flows or from equity financings.
During the quarter, the Board of Directors approved the issuance of 2,357,000 common shares to pay for services provided by various outside contractors. In addition, 2.5 million common shares were issued to employee compensation and bonuses. Debts owing to the related party of $1,479,925 were also settled for 4,849,751 common shares.

At December 31, 2000 the Company had working capital of $751,848, before the current portion ($511,581) of the long term debt of $1,435,048, the loan from a related party of $1,111,319, and the debt owing to the shareholders of AK Drilling and Stothert which totaled $1,314,300. Including these items in working capital, there was a working capital deficiency of $2,185,353 at the end of the year.

As at March 31, 2001, the long term debt of $1,382,838 (December 31, 2000 -$1,435,048), which includes the current portion thereof $502,319 (December 31, 2000 - $511,581), related specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in the first half of 2001.

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

The most significant assets of the Company are the drilling equipment $3,034,786 (December 31, 2000 - $3,089,461) operated by
AK Drilling, and the accounts receivable of $857,319 (December 31, 2000 -$1,109,485) of which Stothert accounts for $643,118 (December 31, 2000 - $471,278) and AK Drilling accounts for $192,531 (December 31, 2000 - $626,793), and other amounts account for $21,670 (December 31, 2000 - $11,414). Goodwill of $1,016,016
was recorded on the two acquisitions completed during 2000 and goodwill amortization of $50,858 (December 31, 2000 - $135,975) was recorded in the quarter. The goodwill is being amortized over a five year period.

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

ITEM 2.   CHANGES IN SECURITIES

On January 24, 2001, the Company issued 116,667 shares of its common stock to an individual pursuant to an exemption from registration contained in Regulation S of the Securities Act of 1933, as amended (the "Act") valued at $0.30 per share.

On February 20, 2001, the Company issued 40,000 shares of its common stock to an individual pursuant to an exemption from registration contained in Regulation S of the Act valued at $0.50 per share.

On February 22, 2001, the Company issued 50,000, shares of its common stock to an individual pursuant to Rule 506 of Regulation
D of the Act valued at $0.40 per share.

On February 22, 2001, the Company issued 25,000 shares of its common stock to an individual pursuant to an exemption from registration contained in Regulation S of the Act.

On February 22, 2001, the Company issued 500,000 shares of its common stock to an individual for founders shares, which were issued pursuant to an exemption from registration contained in Regulation S of the Act valued at $0.01.

On February 22, 2001, the Company issued 5,569,751 shares of its common stock as a conversion of debt, which were issued pursuant to an exemption from registration contained in Regulation S of the Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1  Articles  of  Incorporation for Global Industrial  Services,
     Inc. (incorporated by reference to the Form 10-QSB, filed on November 21, 2000)

3.2 Bylaws of Global Industrial Services, Inc. (incorporated by reference to the Form 10-QSB, filed on November 21, 2000)

Reports on Form 8-K: None

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



                           Date: May 22, 2001