Form 10QSB/A
period 2000-09-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2001-06-21
CIK 1109152

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Amendment 1
                                   to
                              FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

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

3.2  Certificate of Amendment

3.3  Bylaws of Global Industrial Services, Inc.

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