Form 10QSB
period 2001-06-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2001-08-20
CIK 1109152

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS

[X]   QUARTERLY  REPORT  UNDER  SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

There are 17,731,097 shares of common stock issued and outstanding as of August 16, 2001.

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited financial statements for the quarter ended June 30, 2001.

                     GLOBAL INDUSTRIAL SERVICES INC.
                       CONSOLIDATED BALANCE SHEETS

                                          June 30,        December 31,
               ASSETS                       2001              2000
CURRENT ASSETS                           (Unaudited)

  Cash and cash equivalents                $  105,202       $   119,376
  Accounts receivable                         824,783           872,661
  Prepaid expenses                            114,058           111,206
  Inventory                                   214,970           185,801
  Due From Related Party                      119,370                 -
                                        -------------     -------------
    Total Current Assets                    1,378,383         1,289,044

PROPERTY AND EQUIPMENT                      3,116,497         3,089,461

OTHER ASSETS                                  105,395           106,667

GOODWILL                                      781,477           880,041
                                        -------------     -------------
TOTAL ASSETS                             $  5,381,752      $  5,365,213
                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                         $   108,744         $  26,565
  Accounts payable                            594,399           736,335
  Payable on investments                    1,174,300         1,314,300
  Current potion of long term debt            554,967           511,581
  Deferred revenue                            152,439            36,079
  Advances payable - related party             35,000         1,050,323
                                        -------------     -------------
    Total current liabilities               2,616,849         3,675,183

Debenture payable                              78,750                 -

Long term debt, less current portion          776,944           923,467
                                        -------------     -------------
    Total liabilities                       3,475,543         4,598,650
                                        -------------     -------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   20,186,097 and 9,414,346 shares
   issued and outstanding                      20,187             9,415
  Additional paid -in capital               5,446,393         1,608,490
  Foreign currency translation           (    10,961)        (   4,867)
adjustment
  Common stock subscription                         -                 -
  Accumulated deficit                     (3,549,410)         (846,475)
                                        -------------     -------------
    Total Stockholders' Equity              1,906,209           766,563
                                        -------------     -------------
  TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $ 5,381,752       $ 5,365,213
                                        =============     =============

                              - 1 -
                         GLOBAL INDUSTRIAL SERVICES INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock         Additional      Common       Currency
                                    ------------           Paid-in       Stock      Translation   Accumulated
                                 Shares        Amount      Capital    Subscription   Adjustment     Deficit        Total
                                                                           s
                                 -------      -------      -------      --------     ----------    ----------    ---------

Balance at December 31, 1999     4,020,000     $  4,020   $  33,934      $  90,000       $    -    $ ( 52,196)     $  75,758

  Sale of common stock             210,000          210     159,790              -            -              -       160,000

  Issuance of stock options              -            -     125,000              -            -              -       125,000

  Issuance of shares               400,000          400      89,600       (90,000)            -              -             -

  Issuance of shares
   for acquisitions              4,688,538        4,689   1,056,550              -            -              -     1,061,239

  Issuance of shares
   in settlement of payables        95,808           96     143,616              -            -              -       143,712

  Foreign currency
   translation adjustment                -            -           -              -      (4,867)              -       (4,867)

  Net loss                               -            -           -              -            -     ( 794,279)    ( 794,279)
                              ------------    --------- -----------    -----------  -----------   ------------   -----------

Balance at December 31, 2000     9,414,346        9,415   1,608,490              -      (4,867)     ( 846,475)       766,563

  Sale of common stock             206,667          207      74,793              -            -              -        75,000

  Issuance of shares as part
   of option agreement              25,000           25      16,225              -            -              -        16,250

  Issuance of shares
   for services                  2,357,000        2,357   1,048,643              -            -              -     1,051,000

  Issuance of shares
   for compensation              2,500,000        2,500     974,000              -            -              -       976,500

  Issuance of shares in
   settlement of payables        4,849,751        4,850   1,475,075              -            -              -     1,479,925

  Foreign currency
   translation adjustment                -            -           -              -     (22,540)              -      (22,540)

  Net loss                               -            -           -              -            -    (2,006,445)   (2,006,445)
                              ------------    --------- -----------    -----------  -----------   ------------   -----------

Balance at March 31, 2001       19,352,764       19,354   5,197,226              -     (27,407)    (2,852,920)     2,336,253

  Issuance of shares
   for services                    833,333          833     224,167              -            -              -       225,000

  Foreign currency
   translation adjustment                -            -           -              -       16,446              -        16,446

  Net loss                               -            -           -              -            -      (696,490)     (696,490)

  Convertible debenture
   beneficial conversion
   feature                               -            -      25,000              -            -              -        25,000
                              ------------    --------- -----------    -----------  -----------   ------------   -----------

Balance at June 30, 2001        20,186,097       20,187   5,446,393              -     (10,961)    (3,549,410)     1,906,209
                              ============    ========= ===========    ===========  ===========   ============   ===========

                                      - 2 -
                         GLOBAL INDUSTRIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three    For the Three     For the Six       For the Six
                                          Months Ended     Months Ended    Months Ended       Months Ended
                                         June 30, 2001    June 30, 2000    June 30, 2001     June 30, 2000
                                          -----------      ------------     -----------       -----------
Revenue
  Drilling Services                          $ 873,681        $  847,853        $1,558,314        $  847,853
  Engineering Services                         719,684           796,300         1,327,375           796,300
                                         -------------     -------------   ---------------    --------------
                                             1,593,365         1,644,153         2,885,689         1,644,153

Operating Costs
  Drilling Services                            514,422           461,239           986,584           461,239
  Engineering Services                         409,598           425,753           725,721           425,753
                                         -------------     -------------   ---------------    --------------
                                               924,020           886,992         1,712,305           886,992

Operating Profit                               669,345           757,161         1,173,384           757,161

General and administrative expense           1,304,149           856,583         3,753,923           860,583
Amortization of goodwill                        46,386            32,855            97,246            32,855
Impairment adjustment                                -           225,000                 -           225,000
Interest expense                                27,574            28,367            52,421            28,367
Interest Income                               (12,274)           (1,766)          (27,271)           (1,766)
                                         -------------     -------------   ---------------    --------------

Loss from operations before income           (696,490)         (383,878)       (2,702,935)        ( 387,878)
taxes

Provision for income taxes                           -                 -                 -                 -
                                         -------------     -------------   ---------------    --------------
Net loss                                   $ (692,339)       $ (383,878)      $(2,702,935)       $( 387,878)
                                         =============     =============   ===============    ==============
Net loss per common share - basic          $    (0.04)       $    (0.05)      $     (0.17)       $    (0.05)
  And diluted                            =============     =============   ===============    ==============
Weighted average number of common
shares
 Outstanding - basic and diluted            19,769,431         7,556,464        15,962,180         7,556,464
                                         =============     =============   ===============    ==============

                                      - 3 -
                         GLOBAL INDUSTRIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                    For the six       For the six
                                                       months           months
                                                   ended June 30,   ended June 30,
                                                        2001             2000
                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (2,702,935)       $ ( 387,878)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization                         198,525            79,357
    Bad debt                                               73,589                 -
    Non-cash interest expense                               3,750                 -
    Write off of property and equipment                     8,000                 -
    Shares issued for option agreement                     16,250                 -
    Shares issued for services and compensation         2,252,500                 -
    Impairment of investment                                    -           225,000
    Changes in assets and liabilities

     Accounts receivable                                 (25,711)           228,780
     Inventory                                           (29,169)        (  27,396)
     Prepaid Expenses                                    (22,308)                 -
     Other assets                                           1,272            15,174
     Deferred revenue                                     116,360         (275,611)
     Accounts payable                                     178,136         (    923)
                                                   --------------      ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    112,875        (  18,497)
                                                   --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment                                (134,997)            81,797
  Net cash in acquisitions                                      -        (  44,288)
                                                   --------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                   (134,997)            37,509
                                                   --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                           82,179                 -
  Sale of common stock                                     75,000            75,000
   Convertible debenture proceeds                         100,000                 -
  Note payable repayments                               (103,137)          (91,530)
   Payable on investments                               (140,000)                 -
  Investments in subsidiaries                                   -         (615,350)
  Advances from related party                                   -           744,692
                                                   --------------      ------------
NET CASH PROVIDED (USED) BY FINANCING                      14,042           112,812
ACTIVITIES
                                                   --------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (6,094)         (     82)
                                                   --------------      ------------
NET (DECREASE) INCREASE IN CASH                         ( 14,174)           131,742

Cash  - beginning                                         119,376               215
                                                   --------------      ------------
Cash - ending                                          $  105,202        $  131,957
                                                   ==============      ============

The accompanying notes are an integral part of the financial statements.

                                      - 4 -

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

          Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

         a) Raise additional capital through the sale of capital stock
         b) Acquire additional operating companies through the issuance of capital stock and cash

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Lines of Business
          The Company, through its subsidiary Stothert, provides engineering, construction and project management services for the pulp and paper industry with particular focus on recausticizing plants and lime kilns. Stothert provides a full range of services including feasibility studies, detailed engineering, due diligence, mill audits, project management services, turnkey supply and construction, operations and training services, and project financing. Stothert's business is conducted in Vancouver, Canada. The Company's subsidiary AK Drilling operates primarily in the mineral exploration and water drilling industry. Its offices are located in Montana. AK Drilling also conducts operations in Peru, through its subsidiary AK International, S.A..

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

          On April 6, 2000, the Company completed its acquisition of AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (fair value at the acquisition date). At June 30, 2001, $628,000 of the cash portion of the purchase price remained unpaid.

          On   April   26,   2000,  the  Company  completed   its
          acquisition of Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for a total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (fair value at the acquisition date). At June 30, 2001, $546,300 of the cash portion of the purchase price remained unpaid.


                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001

NOTE 4 -  ACQUISITIONS (Continued)

         The estimated fair value of assets acquired and liabilities assumed is summarized as follows:
                                       AK            Stothert
                                    Drilling          Group
                                   ---------        ----------

          Cash                     $(   80,367)          $36,729
          Accounts receivable           436,710          997,265
          Inventory                     101,432                -
          Fixed assets                2,667,132          109,660
          Other receivables               5,511                -
          Other assets                   43,093          117,414
          Accounts payable         (   122,351)        (856,816)
          Taxes payable            (    63,125)                -
          Notes payable             (1,230,909)          (3,322)
          Deferred revenue                    -        (373,533)
          Goodwill                       30,374          985,642
                                   ------------       ----------
                                     $1,787,500       $1,013,039
                                   ============       ==========

         Goodwill recorded through acquisitions is $1,016,016 and is being amortized over five years. Amortization expense recorded in the statement of operations for the six months ended June 30, 2001 totals $97,246 and $46,386 for the quarter (six months ended June 30, 2000
         -  $32,855  and  the  quarter  ended  June  30,  2000  -
         $32,855).

         The operations of the acquired entities have been included in the statement of operations from the dates of acquisition.

         Additionally,  the  Company  issued  95,808  shares   of
         stock,  valued  at $143,712, to former  shareholders  of
         Stothert   to   settle  accounts  payable  and   accrued
         expenses.

NOTE 5 -  PROPERTY AND EQUIPMENT

         Depreciation expense recorded in the statement of operations for the six months ended June 30, 2001 was $101,279 and $47,781 for the quarter (six months ended June 30, 2000 - $46,502 and the quarter ended June 30, 2000 - $46,371).
                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001

NOTE 6 -  LONG-TERM DEBT

          On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The Company must provide a redemption notice to the holder by midnight of the sixtieth day after the issuance date and repayment of the principal and the premium within five days after that. If there is no redemption by the sixtieth day, the premium will be due on the sixty first day after the issuance date. At any time after the sixty first day and before the second anniversary date of the issuance date, the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding the Issuance Date, or
          (b) 80% of the lowest closing bid price for Company's common stock during the five (5) trading days prior to and including the conversion date. The premium is amortized over 65 days, being the redemption period plus the payment period, and the beneficial conversion feature embedded is amortized over the life of the instrument.

NOTE 7 -  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                   For the six      For the six
                                     months           months
                                 ended June 30,   ended June 30,
                                      2001             2000

          Income taxes paid          $        -      $        -
          Interest received              26,609           1,766
          Interest paid                  44,921           3,536

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

         Stothert has issued standby letters of credit totaling $239,600 relating to contracts that completed in 2000. These standby letters of credit reduced to $211,800 on June 30, 2001 and will expire on December 31, 2002.

         Stothert is currently involved in a dispute with a customer regarding the provision of services. The dispute is being handled by Stothert's professional liability insurers. Negotiations are in progress to settle the claim within the insurance policy limits.

         Collaterals for loans
         The Company has loans related specifically to AK
         Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks.

         The Company has an operating line with First Citizens
         Bank established in 2000. The operating line is secured by all unsecured inventory, accounts receivable and equipment.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001

NOTE 9 -  GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

          The Company currently operates in two principal segments, engineering services and contract drilling.

          The Company's foreign operations are conducted by Global and Stothert.

                                Six months ended       Six months ended
                                   June 30, 2001          June 30, 2000
  Revenues from external
  customers
    Drilling                        $  1,558,314             $  847,853
    Engineering                        1,327,375                796,300
                                    ------------            -----------
                                    $  2,885,689              1,644,153
                                    ============            ===========

  Depreciation and
  amortization:
    Drilling                        $     85,644             $   41,250
    Engineering                           15,635                  5,252
                                    ------------            -----------
                                    $     98,633             $   46,502
                                    ============            ===========
  Segment loss before taxes:
    Drilling                       $  ( 124,300)             $   90,155
    Engineering                       ( 109,918)                128,361
    Corporate                        (2,468,717)              (606,394)
                                   -------------            -----------
                                   $ (2,702,935)             $(387,878)







         The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                                Six months ended       Six months ended
                                   June 30, 2001          June 30, 2000
  Revenues from external
  customers:
    United States                   $  1,266,395            $   847,853
    Canada                             1,327,375                796,300
    Peru                                 291,919                      -
                                    ------------          -------------
                                    $  2,885,689               1644,153
                                    ============          =============
  Segment assets:
    United States                   $  3,093,316           $  3,127,800
    Canada                             2,004,748              1,653,960
    Peru                                 283,688                583,453
                                    ------------           ------------
                                    $  5,607,341              5,365,213
                                    ============           ============




ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.
MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
The following discussion should be read in conjunction with the second quarter consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended June 30, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On April 6, 2000 the Company acquired AK Drilling Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. At June 30, 2001, the Company owed the shareholder of AK $628,000 (December 31, 2000 - $768,000) of the cash portion of the purchase price. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru. Peru's operations are being conducted by AK Drilling's subsidiary, AK International, S.A.. Payments of $140,000 were made during the first half to the former shareholder of AK Drilling.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. At June 30, 2001, the Company owed the Stothert shareholders $546,300 (December 31, 2000 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

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

During the first half, the Company was financed through advances from related parties of approximately $105,000. In addition, the Company settled debts of $1,479,925 by the issuance of stock in the first quarter. 206,667 common shares were sold to raise $75,000 in cash in the first quarter. Shares were also issued for payments to contractors and employees, in addition to payments for debts owed, for $1,276,000 during the first half. 210,000 common shares were sold during 2000 to raise $160,000.

On January 12, 2001, the Company entered into an option to purchase Trisil Minerals Inc. (Trisil) subject to the Company's evaluation of Trisil's properties and markets for Trisil's products. The option was open for 180 days and it was subsequently expired. The Company is in the process of renegotiating with Trisil regarding a future potential purchase.

RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. The acquisitions of Stothert and AK Drilling were completed during the second quarter in 2000. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

Total revenues during the quarter ending June 30, 2001 were $1.6 million made up of $873,681 from drilling services and $719,684 from engineering services. Total revenues during the quarter ending June 30, 2000 were $1.6 million, comprising drilling services revenue of $847,853 and engineering services revenue of $796,684.

During the quarter, operating costs of $924,020 were made up of $514,422 expenses in the drilling operations and $409,598 in the engineering services. Compared to the last year's quarter of $886,992 (drilling expenses of $461,239 and engineering expenses of $425,753), there had been a 4% increase in its operating costs. Gross profits for the drilling and engineering operations were 41% and 43% respectively during the current quarter (46% and 47% respectively during last year's quarter).

The quarter reported general and administrative costs of $1,304,149 compared to last year's $856,583, a 52% increase. Of the $1.3 million in the general and administrative costs this quarter, $238,182 was related to salaries and benefits, $ 332,622 to consulting and management fees, and $218,734 to public relations. The Company incurred interest expense of $27,574 and received interest income of $12,274 in the quarter ($28,367 and $1,766 respectively in the same quarter last year).

The Company recorded a loss of $696,490 during the quarter ($383,878 in the same period last year). Drilling operations resulted in a $34,302 profit in the second quarter ($90,155 profit in the same quarter last year) and the engineering services operation resulted in a $37,367 profit ($128,361 profit in the same quarter last year). The parent company recorded a loss of $768,159 during the quarter ($602,394 loss in the same quarter last year).

AK Drilling's operations in Peru generated sales of $214,575 during the quarter ended June 30, 2001 ($nil for the quarter ended June 30, 2000) or 13.5% of total revenues. Since the quarter end, Peru's operations had slowed down substantially as the major contract had been inactive. As a result, there is minimal risk associated with operating in Peru foregoing.

The results of the engineering and drilling operations are expected to improve during the third and fourth quarters of the year. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.


LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at June 30, 2001 was a deficit of $1,241,466. This amount includes the loan payable on investments of $1,174,300 which is in the process of being re-structured. It is expected that the loans on investments will be repaid from operating cash flows or from equity financings.

During the quarter, the Board of Directors approved the issuance of 833,333 common shares to pay for services provided by various outside contractors.

On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The Company must provide a redemption notice to the holder by midnight of the sixtieth day after the issuance date and repayment of the principal and the premium within five days after that. If there is no redemption by the sixtieth day, the premium will be due on the sixty first day after the issuance date. At any time after the sixty first day and before the second anniversary date of the issuance date, the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding the Issuance Date, or (b) 80% of the lowest closing bid price for Company's common stock during the five (5) trading days prior to and including the conversion date.

At December 31, 2000 the Company had working capital of $751,848, before the current portion $511,581 of the long-term debt of $1,435,048, the loan from a related party of $1,111,319, and the debt owing to the shareholders of AK Drilling and Stothert which totaled $1,314,300. Including these items in working capital, there was a working capital deficiency of $2,185,353 at the end of the year.

As at June 30, 2001, $1,306,911 of the $1,331,911 long-term debt, which includes $529,967 of the current portion thereof, relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in the second half of 2001. The debt owing to the shareholders of AK Drilling and Stothert are non-secured.

As the long term debt interest is borne by AK Drilling, the related party debt carries no interest, and the debt owing on the acquisitions are being reorganized, the Company can meet its current obligations to continue operations. Financing will have to be raised from other sources to repay the debt to the related party and the debt owing on the acquisitions. The sources that the Company is currently working on are Company cash flows and equity offerings. Although there are no assurances that either of these will be adequate to eliminate the Company's working capital deficiency, the Company believes that such financings can be achieved.

The most significant assets of the Company are the drilling equipment operated by AK Drilling with an original cost base of $3,087,929 (December 31, 2000 - $2,954,446), and the accounts receivable of $824,783 (December 31, 2000 - $872,661) of which Stothert accounts for $576,186 (December 31, 2000 - $471,278) and AK Drilling accounts for $246,369 (December 31, 2000 - $389,969), and other amounts account for $2,228 (December 31, 2000 - $11,414). Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000 and goodwill amortization of $46,386 was recorded in the quarter (quarter ending June 30, 2000
- $32,855). The goodwill is being amortized over a five-year period.

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

ITEM 2.   CHANGES IN SECURITIES

On May 18, 2001, the Company issued 833,333 shares of its common stock valued at $0.27 per share to pay for services provided by various outside contractors.

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



                           Date: August 20, 2001