Form 10QSB
period 2001-09-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2001-11-16
CIK 1109152

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-QSB
   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                         REPORTING REQUIREMENTS


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to ___________________

                    Commission File Number: 000-29983






                    GLOBAL INDUSTRIAL SERVICES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)




   Nevada                                                   98-0203485
-------------                                          -------------------
 (State of                                               (I.R.S. Employer
organization)                                          Identification No.)



14th Floor, 609 Granville Street, Vancouver, B.C. Canada V6Y 1G5
----------------------------------------------------------------
(Address of principal executive offices)



Registrant's telephone number, including area code: (604) 683-8358


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 18,839,431 shares of common stock issued and outstanding as of November 12, 2001.



                                  INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION                                          ----


Item 1.  Financial Statements

     Consolidated Balance Sheets.......................................   3

     Statement of Stockholders' Equity.................................   4

     Consolidated Statement of Operations (Unaudited)..................   5

     Consolidated Statements of Cash Flow (Unaudited)..................   6

     Notes to Financial Statements..................................... 7-13

Item 2.  Management's Discussion and Analysis and Plan of Operation....  14


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.............................................  19

Item 2.  Changes in Securities.........................................  19

Item 6.  Exhibits and Reports on Form 8-K..............................  19


Signatures.............................................................  20





                                   -2-



                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Management has compiled the unaudited interim financial information of Global Industrial Services Inc. consisting of the interim balance sheet as at September 30, 2001 and the interim statement of operations and the interim statement of cash flows for the nine months ended September 30, 2001. This financial information has not been audited or reviewed by an accounting firm. Readers are cautioned that these statements may not be appropriate for their purposes

                     GLOBAL INDUSTRIAL SERVICES INC.
                       CONSOLIDATED BALANCE SHEETS

                                         September 30,      December 31,
ASSETS                                       2001               2000
                                         -------------     --------------
CURRENT ASSETS                            (Unaudited)

  Cash and cash equivalents                $  339,627       $   119,376
  Accounts receivable                         513,515           872,661
  Prepaid expenses                             22,484           111,206
  Inventory                                   214,970           185,801
  Due From Related Party                       80,949                 -
                                         -------------     -------------
    Total Current Assets                    1,171,545         1,289,044

PROPERTY AND EQUIPMENT                      3,145,530         3,089,461

OTHER ASSETS                                  146,396           106,667

GOODWILL                                      733,588           880,041
                                         -------------     -------------
TOTAL ASSETS                             $  5,197,059      $  5,365,213
                                         =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Cash overdraft                         $      5,547         $  26,565
  Accounts payable and accrued
    liabilities                               759,702           736,335
  Payable on investments                    1,174,300         1,314,300
  Payable on convertible note                  63,713                 -
  Current portion of long term debt           633,433           511,581
  Deferred revenue                            142,018            36,079
  Advances payable - related party            250,650         1,050,323
                                         -------------     -------------
    Total current liabilities               3,029,363         3,675,183

Debenture payable                             100,000                 -

Long term debt, less current portion          758,360           923,467
                                         -------------     -------------
    Total liabilities                       3,887,723         4,598,650
                                         -------------     -------------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   20,806,097 and 9,414,346 shares
   issued and outstanding                      20,807             9,415
  Additional paid-in capital                5,520,973         1,608,490
  Foreign currency translation
    adjustment                                (21,079)           (4,867)
  Accumulated deficit                      (4,211,365)         (846,475)
                                         -------------     -------------
    Total Stockholders' Equity              1,309,336           766,563
                                         -------------     -------------
  TOTAL LIABILITIES AND
STOCKHOLDERS'
   EQUITY                                 $ 5,197,059       $ 5,365,213
                                         =============     =============

                              - 3 -



                         GLOBAL INDUSTRIAL SERVICES INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock         Additional                    Currency
                                ----------------------     Paid-in     Common Stock    Translation   Accumulated
                                 Shares        Amount      Capital     Subscriptions   Adjustment      Deficit        Total
                                --------      --------   -----------   -------------   ----------    -----------   ----------

Balance at December 31, 2000     9,414,346        9,415   1,608,490              -      (4,867)      (846,475)       766,563

  Sale of common stock             206,667          207      74,793              -            -              -        75,000

  Issuance of shares as part
   of option agreement              25,000           25      16,225              -            -              -        16,250

  Issuance of shares
   for services                  2,357,000        2,357   1,048,643              -            -              -     1,051,000

  Issuance of shares
   for compensation              2,500,000        2,500     974,000              -            -              -       976,500

  Issuance of shares in
   settlement of payables        4,849,751        4,850   1,475,075              -            -              -     1,479,925

  Foreign currency
   translation adjustment                -            -           -              -     (22,540)              -      (22,540)

  Net loss                               -            -           -              -            -    (2,006,445)   (2,006,445)
                              ------------    --------- -----------    -----------  -----------   ------------   -----------
Balance at March 31, 2001       19,352,764       19,354   5,197,226              -     (27,407)    (2,852,920)     2,336,253

  Issuance of shares
   for services                    833,333          833     224,167              -            -              -       225,000

  Foreign currency
   translation adjustment                -            -           -              -       16,446              -        16,446

  Net loss                               -            -           -              -            -      (696,490)     (696,490)

  Convertible debenture
   beneficial conversion
   feature                               -            -      25,000              -            -              -        25,000
                              ------------    --------- -----------    -----------  -----------   ------------   -----------
Balance at June 30, 2001        20,186,097       20,187   5,446,393              -     (10,961)    (3,549,410)     1,906,209

  Sale of common stock             500,000          500      49,500              -            -              -        50,000

  Issuance of shares for
   services                        120,000          120      25,080              -            -              -        25,200

  Foreign currency
   translation adjustment                                                              (10,118)                     (10,118)

  Net loss                               -            -           -              -            -      (661,955)     (661,955)
                              ------------    --------- -----------    -----------  -----------   ------------   -----------

Balance at September 30, 2001   20,806,097       20,807   5,520,973              -     (21,079)    (4,211,365)     1,309,336
                              ============    ========= ===========    ===========  ===========   ============   ===========

                                      - 4 -



                         GLOBAL INDUSTRIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three     For the Three    For the Nine       For the Nine
                                          Months Ended      Months Ended     Months Ended       Months Ended
                                          September 30,     September 30,    September 30,      September 30,
                                              2001              2000             2001               2000
                                          ------------      ------------     ------------- -    -------------
Revenue
  Drilling Services                          $ 441,420        $  732,705      $  1,999,734      $  1,580,558
  Engineering Services                         511,928           864,830         1,839,303         1,655,254
                                         -------------     -------------   ---------------    --------------
                                               953,348         1,597,535         3,839,037         3,235,812

Operating Costs
  Drilling Services                            451,393           646,005         1,597,385         1,084,713
  Engineering Services                         306,289           425,753         1,032,010         1,044,737
                                         -------------     -------------   ---------------    --------------
                                               757,682         1,071,758         2,629,395         2,129,450

Operating Profit                               195,666           525,777         1,209,642         1,106,362

General and administrative expense             716,908           481,176         4,311,423         1,100,539
Amortization of goodwill                        52,275            49,283           149,521            82,138
Impairment adjustment                                -                 -                 -           225,000
Interest expense                                96,301            28,367           148,722            53,452
Interest Income                                (7,863)           (1,121)          (35,134)           (6,907)
                                         -------------     -------------   ---------------    --------------

(Loss) income from operations
 before income taxes                         (661,955)            40,018       (3,364,890)         (347,860)

Provision for income taxes                           -                 -                 -                 -
                                         -------------     -------------   ---------------    --------------
Net loss                                   $ (661,955)         $  40,018      $(3,364,890)       $( 347,860)
                                         =============     =============   ===============    ==============
Net loss per common share - basic          $    (0.03)         $    0.01      $     (0.19)       $    (0.05)
  and diluted                            =============     =============   ===============    ==============
Weighted average number of common shares
  outstanding - basic and diluted           20,473,764         7,576,464        17,669,413         7,576,464
                                         =============     =============   ===============    ==============

                         GLOBAL INDUSTRIAL SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                     For the nine       For the nine
                                                     months ended       months ended
                                                     September 30,      September 30,
                                                         2001               2000
                                                     -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (3,364,890)        $ (347,860)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Depreciation and amortization                         302,714           186,403
    Bad debt                                               75,531                 -
    Debenture discount amortization                        25,000                 -
    Non-cash interest expense                                 313                 -
    Write off of property and equipment                     8,000                 -
    Shares issued for option agreement                     16,250                 -
    Shares issued for services and compensation         2,277,700           125,000
    Impairment of investment                                    -           225,000
    Changes in assets and liabilities
     Accounts receivable                                  283,615            98,605
     Inventory                                           (29,169)            53,510
     Prepaid Expenses                                     113,882         (130,566)
     Other assets                                        (39,729)               249
     Deferred revenue                                     105,939         (184,544)
     Accounts payable and accrued liabilities             343,439         (158,785)
                                                   --------------      ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    118,595         (132,988)
                                                   --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment                                  (5,381)            54,168
  Net cash in acquisitions                                      -        (  43,051)
                                                   --------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                     (5,381)            11,117
                                                   --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                         (21,018)                 -
  Sale of common stock                                    125,000           122,500
  Convertible debenture proceeds                          100,000                 -
  Convertible note proceeds                                63,400                 -
  Note payable repayments                               (258,204)         (101,648)
  Payable on investments                                (140,000)                 -
  Investments in subsidiaries                                   -         (650,000)
  Advances from related party                             254,071           882,887
                                                   --------------      ------------
NET CASH PROVIDED (USED) BY FINANCING                     123,249           253,739
ACTIVITIES
                                                   --------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (16,212)           (8,659)
                                                   --------------      ------------
NET (DECREASE) INCREASE IN CASH                           220,251           123,209

Cash  - beginning                                         119,376               215
                                                   --------------      ------------
Cash - ending                                          $  339,627        $  123,424
                                                   ==============      ============

The accompanying notes are an integral part of the financial statements.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

          Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          a)  Raise additional capital through the sale of capital stock
          b) Acquire additional operating companies through the issuance of capital stock and cash

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

NOTE 2 -  ADVANCES TO RELATED PARTY

          Advances to a related party are non-interest bearing, unsecured and due on demand. The related party is a company that is controlled by one of the stockholders of the Company.

NOTE 3 -  ADVANCES PAYABLE - RELATED PARTY

          Advances from a related party of $250,650 are non-interest bearing, unsecured and due on demand. The related party is an officer of the Company's AK Drilling subsidiary. Advances Payable - Related Party was $1,111,319 at December 31, 2000, and was owed to companies controlled by stockholders of the Company. $1,013,039 of this payable was settled in February 2001, by the issuance of common shares in the Company.

NOTE 4 -  ACQUISITIONS

          During the second quarter of 2000, Global completed the acquisition of AK Drilling, Inc. and Stothert Group,
          Inc. Both acquisitions are recorded using the purchase method of accounting under the provisions of APB
          Opinion No. 16.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 4 -  ACQUISITIONS (Continued)

          On April 6, 2000, the Company completed its acquisition of AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (fair value at the acquisition date). At September 30, 2001, $628,000 of the cash portion of the purchase price remained unpaid.

          On April 26, 2000, the Company completed its acquisition of Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for a total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (fair value at the acquisition date). At September 30, 2001, $546,300 of the cash portion of the purchase price remained unpaid.


          The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                                          AK         Stothert
                                       Drilling       Group
                                      ---------     ----------

               Cash                    $(80,367)        $36,729
               Accounts receivable       436,710        997,265
               Inventory                 101,432              -
               Fixed assets            2,667,132        109,660
               Other receivables           5,511              -
               Other assets               43,093        117,414
               Accounts payable        (122,351)      (856,816)
               Taxes payable            (63,125)              -
               Notes payable         (1,230,909)        (3,322)
               Deferred revenue                -      (373,533)
               Goodwill                   30,374        985,642
                                     -----------     ----------
                                               -
                                      $1,787,500     $1,013,039
                                     ===========     ==========


         Goodwill recorded through acquisitions is $1,016,016 and is being amortized over five years. Amortization expense recorded in the statement of operations for the nine months ended September 30, 2001 totals $149,521 and $52,275 for the quarter (nine months ended September 30, 2000 - $82,138 and the quarter ended September 30, 2000 - $49,282).

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 4 -  ACQUISITIONS (Continued)

          The operations of the acquired entities have been included in the statement of operations from the dates of acquisition.

          Additionally, the Company issued 95,808 shares of stock, valued at $143,712, to former shareholders of Stothert to settle accounts payable and accrued expenses.

NOTE 5 -  PROPERTY AND EQUIPMENT

          Depreciation expense recorded in the statement of operations for the nine months ended September 30, 2001 was $153,193 and $51,914 for the quarter (nine months ended September 30, 2000 - $102,498 and the quarter ended September 30, 2000 - $55,996).

NOTE 6 -  PAYABLE ON CONVERTIBLE NOTE

          On September 25, 2001, the Company received an advance payment of $63,400 (Canadian $100,000) as part of the Canadian $400,000 convertible note signed on November 15, 2001. Interest payable on this note shall accrue at the annual rate of thirty percent (30%) and be payable monthly commencing 30 days following the advance of funds under the note and on the Maturity Date (November 15, 2002) when the principal and remaining accrued but unpaid interest shall be due and payable. The holder has the right to convert up to fifty percent (50%) of any outstanding unpaid principal and interest at any time the Company's common stock is trading at a price of $1.00 or greater for a period of ten (10) consecutive trading days. The conversion price per share shall be eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the Conversion Date. On the Maturity Date, the Holder shall have the right to convert any unpaid principal portion of this note of $50,000 or greater amount, or any lesser amount representing the full remaining outstanding and unpaid principal portion, and the monthly interest for the Company's common stock at the conversion price.

          For no additional consideration, the Holder will receive one warrant to purchase one share of common stock for each dollar of principal or interest converted under this note. The warrant shall be exercisable for a period of one year from the date of issue at the exercise price of eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the exercise date.

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 7 -  DEBENTURE PAYABLE

          On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The premium was paid on August 23, 2001 as per the original terms of the convertible debenture agreement. At any time the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding the Issuance Date, or (b) 80% of the lowest closing bid price for Company's common stock during the five (5) trading days prior to and including the conversion date. The beneficial conversion feature valued at $25,000 has been fully amortized as of September 30, 2001.

NOTE 8 -       SUPPLEMENTAL CASH FLOW DISCLOSURE




                                            For the nine       For the nine
                                            months ended       months ended
                                            September 30,      September 30,
                                                2001               2000
                                            ------------       ------------

          Income taxes paid                 $        -         $       -
          Interest received                     35,134             4,891
          Interest paid                         62,553            27,047

          NON-CASH INVESTING DISCLOSURE
          Property and equipment addition     (214,949)                -

          NON-CASH FINANCING DISCLOSURE
          Capital lease                        214,949                 -

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

         Stothert has issued standby letters of credit totaling $259,400 relating to contracts that were completed as of September 30, 2001. These standby letters of credit will reduce to $235,600 on November 30, 2001 and will expire on December 31, 2002.

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






                                       Nine months          Nine months
                                          ended                ended
                                      September 30,        September 30,
                                          2001                 2000
                                      ------------         ------------

  Revenues from external customers
    Drilling                          $  1,999,734         $  1,580,558
    Engineering                          1,839,303            1,655,254
                                      ------------         ------------
                                      $  3,839,037         $  3,235,812
                                      ============         ============

  Depreciation and amortization:
    Drilling                          $    129,789         $     91,994
    Engineering                             23,404               10,504
                                      ------------         ------------
                                      $    153,193         $    102,498
                                      ============         ============
  Segment profit (loss) before
   taxes:
    Drilling                          $  (281,537)         $    184,359
    Engineering                          (258,174)              169,468
    Corporate                          (2,825,179)            (701,687)
                                      ------------         ------------
                                      $(3,364,890)         $  (347,860)
                                      ============         ============

                 GLOBAL INDUSTRIAL SERVICES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 10 -  GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS (CONTINUED)

         The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                                Nine months ended      Nine months ended
                                  September 30,          September 30,
                                       2001                   2000
                                -----------------      -----------------
  Revenues from external
  customers:
    United States                   $  1,698,943           $  1,580,558
    Canada                             1,839,303              1,655,254
    Peru                                 300,791                      -
                                    ------------          -------------
                                    $  3,839,037            $ 3,235,812
                                    ============          =============

                                        As at                  As at
                                    September 30,          December 31,
                                        2001                   2000
                                -----------------      -----------------
  Segment assets:
    United States                   $  3,108,753           $  3,127,800
    Canada                             1,589,447              1,653,960
    Peru                                 498,859                583,453
                                    ------------           ------------
                                    $  5,197,059           $  5,365,213
                                    ============           ============

NOTE 11 - COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the third quarter consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended September 30, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On April 6, 2000 the Company acquired AK Drilling Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. At September 30, 2001, the Company owed the shareholder of AK $628,000 (December 31, 2000 - $768,000) of the cash portion of the purchase price. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru. Peru's operations are being conducted by AK Drilling's subsidiary, AK International, S.A.. Payments of $140,000 were made during the first nine months to the former shareholder of AK Drilling.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. At September 30, 2001, the Company owed the Stothert shareholders $546,300 (December 31, 2000 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

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

During the first nine months of fiscal 2001, the Company was financed through advances from related parties of approximately $254,000. In addition, the Company settled debts of $1,479,925 by the issuance of stock in the first quarter. 206,667 common shares were sold to raise $75,000 in cash in the first quarter and another 500,000 common shares were sold to raise $50,000 in cash in the third quarter. Shares were also issued for payments to contractors and employees, in addition to payments for debts owed, for $1,295,200 during the first nine months. 210,000 common shares were sold during 2000 to raise $160,000.

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

Total revenues during the quarter ending September 30, 2001 were $953,348 made up of $441,420 from drilling services and $511,928 from engineering services. Total revenues during the quarter ending September 30, 2000 were $1.6 million, comprising drilling services revenue of $732,705 and engineering services revenue of $864,830. Both service lines' revenues were down due to the downturn of the North American market. In addition, the drilling revenues were further decreased by a cancellation of a major contract in July.

During the quarter, operating costs of $757,682 were made up of $451,393 expenses in the drilling operations and $306,289 in the engineering services. Compared to the last year's quarter of $1,071,758 (drilling expenses of $646,005 and engineering expenses of $425,753), there had been a 29% decrease in its operating costs. Gross profits for the drilling and engineering operations were -2% and 40% respectively during the current quarter (12% and 51% respectively during last year's quarter). Both divisions' gross profit percentages were decreased due to the bad economic times in the North American market. The drilling division's gross profit percentage was further negatively impacted by the additional costs incurred bringing the Peru's equipment to the United States and the cancellation of a major contract in the quarter.

The quarter reported general and administrative costs of $716,908 compared to last year's $481,176, a 49% increase. Of the $716,908 in the general and administrative costs this quarter, $309,469 was related to salaries and benefits and $226,734 to consulting and management fees. Comparatives for the general and administrative costs are not available as the Company did not have separate accounts tracking the different categories of expenses last year. The Company incurred interest expense of $96,301 and received interest income of $7,863 in the quarter ($28,367 and $1,121 respectively in the same quarter last year).

The Company recorded a loss of $661,955 during the quarter (a net income of $40,018 in the same period last year). Drilling operations resulted in a $157,237 loss in the third quarter ($74,204 profit in the same quarter last year) and the engineering services operation resulted in a $148,256 loss ($41,107 profit in the same quarter last year). The parent company recorded a loss of $356,462 during the quarter ($75,293 loss in the same quarter last year). A combination of the downturn in the North American market, the cancellation of a major contract, the additional costs of bringing the equipment from Peru to the United States and the commitment to incur the fixed expenses all contributed to the overall loss during the quarter.

Since last quarter end, Peru's operations had slowed down substantially as the major contract had been inactive. AK Drilling's operations in Peru generated sales of only $8,872 during the quarter ended September 30, 2001 ($nil for the quarter ended September 30, 2000) or 0.01% of total revenues. AK Peru's equipment was also removed from Peru. As a result, there is minimal risk associated with operating in Peru going forward.

The results of the engineering and drilling operations are expected to improve during the fourth quarter as the Company has been negotiating additional drilling and engineering projects and contracts in the fourth quarter. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.


LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at September 30, 2001 was a deficit of $1,857,818. This amount includes the loan payable on investments of $1,174,300 which is in the process of being re-structured. It is expected that the loans on investments will be repaid from operating cash flows or from equity financings.

During the quarter, the Board of Directors approved the issuance of a total of 500,000 common shares to investors at $0.10 and the issuance of 120,000 common shares to pay for services provided by an outside contractor.

On September 25, 2001, the Company received an advance payment of $63,400 (Canadian $100,000) as part of the Canadian $400,000 convertible note signed on November 15, 2001. Interest payable on this note shall accrue at the annual rate of thirty percent (30%) and be payable monthly commencing 30 days following the advance of funds under the note and on the Maturity Date (November 15, 2002) when the principal and remaining accrued but unpaid interest shall be due and payable. The holder has the right to convert up to fifty percent (50%) of any outstanding unpaid principal and interest at any time the Company's common stock is trading at a price of $1.00 or greater for a period of ten (10) consecutive trading days. The conversion price per share shall be eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the Conversion Date. On the Maturity Date, the Holder shall have the right to convert any unpaid principal portion of this note of $50,000 or greater amount, or any lesser amount representing the full remaining outstanding and unpaid principal portion, and the monthly interest for the Company's common stock at the conversion price.

For no additional consideration, the Holder will receive one warrant to purchase one share of common stock for each dollar of principal or interest converted under this note. The warrant shall be exercisable for a period of one year from the date of issue at the exercise price of eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the exercise date.

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

As at September 30, 2001, $1,366,793 of the $1,391,793 long-term debt, which includes $608,433 of the current portion thereof, relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in the last quarter of 2001. The debt owing to the shareholders of AK Drilling and Stothert are non-secured.

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

The most significant assets of the Company are the drilling equipment operated by AK Drilling with a net book value of $3,078,347 (December 31, 2000 - $2,995,083), and the accounts receivable of $513,515 (December 31, 2000 - $872,661) of which Stothert accounts for $323,646 (December 31, 2000 - $471,278) and AK Drilling accounts for $185,118 (December 31, 2000 - $389,969), and other amounts account for $4,751 (December 31, 2000 - $11,414). Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000 and goodwill amortization of $52,275 was recorded in the quarter (quarter ending September 30, 2000 - $49,283). The goodwill is being amortized over a five-year period.

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

Upon successful refinancing of the Company, the growth strategy will continue with acquisitions in the industrial services industry. The Company has identified acquisition targets and will begin the process of completing such acquisitions later in 2001 and in 2002. The target acquisition companies will most likely be similar to those acquired in 2000 in terms of size, industry focus, and profitability.


                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES

On August 21, 2001, the Company issued 200,000 shares of its common stock to an individual pursuant to Rule 506 of Regulation
D of the Act valued at $0.10 per share.

On August 23, 2001, the Company issued 50,000 shares of its common stock to a non-U.S. individual pursuant to an exemption from registration contained in Regulation S and Rule 144 of the Securities Act of 1933, as amended (the "Act") valued at $0.10 per share.

On August 24, 2001, the Company issued 100,000 shares of its common stock to a non-U.S. individual pursuant to an exemption from registration contained in Regulation S and Rule 144 of the Securities Act of 1933, as amended (the "Act") valued at $0.10 per share.

On September 5, 2001, the Company issued 100,000 shares of its common stock to an individual pursuant to Rule 506 of Regulation
D of the Act valued at $0.10 per share.

On September 7, 2001, the Company issued 50,000 shares of its common stock to an individual pursuant to Rule 506 of Regulation
D of the Act valued at $0.10 per share.

On July 9, 2001, the Company issued 120,000 shares of its common stock at $0.21 per share to pay for services provided by various outside contractors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  Exhibit No.  Description
  ----------   -----------

     2.1 Agreement and Plan of Reorganization between the Registrant and Passant Acquisition Corp. dated August 16, 2001 (incorporated by reference to
               Exhibit 10.1 to the Registrant's Current Report on 8-K filed with the Securities and Exchange Commission on August 21, 2000).

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form
               10-KSB filed with the Securities and Exchange
               Commission on April 17, 2001).

     3.2       Articles of Amendment to Articles of
               Incorporation (incorporated by reference to
               Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2001).

     3.3 By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Form
               10-KSB filed with the Securities and Exchange
               Commission on April 17, 2001).

(b) Reports on Form 8-K

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


                           Date: November 14, 2001