Form 10KSB
period 2001-12-31
GLOBAL INDUSTRIAL SERVICES INC
filed 2002-04-16
CIK 1109152

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File No. 000-29983

                GLOBAL INDUSTRIAL SERVICES, INC.
   (Exact name of the registrant as specified in its charter)


       Nevada                                     98-0203485
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

14th Floor, 609 Granville Street, Vancouver, B.C. Canada V6Y 1G5
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 683-8358

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2001:
$4,768,293

Aggregate  market  value  of  the voting  and  non-voting  common equity, 10,000,611 shares of common stock, held by non-affiliates based on the price of $0.13 per share (the average bid
and asked price as of April 12, 2002):   $1,300,079.43

As of April 12, 2002, the issuer had 24,971,931 shares of its common stock, $0.001 par value, outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in Nevada on July 24, 1998 under the name Charger Ventures, Inc. On March 30, 2000, the name was changed to its current name, Global Industrial Services Inc. The Company has a limited history of operations and no history of profitability.

The Company was initially organized to explore and develop mineral claims and properties in Ontario, Canada. Pursuant to an Option to Purchase Property Agreement dated August 1, 1998 between the Company and Carl Huston, the Company was granted an option to acquire a 100% interest in the Huston Claims located 80 kilometres east of the town of Red Lake, Ontario, Canada. The Huston Claims comprised of three mineral claim blocks consisting of 46 units of 40 acres each for a total of 1,840 acres.

The Company could acquire a 100% interest in and to the Huston Claims by making cash payments totalling CDN$85,000 over a four-year period and expending a minimum of CDN$80,000 on a Phase One exploration program on or before July 31, 1999. On August 31, 1999, this agreement was terminated by mutual consent and a new option agreement was entered into between the parties. Pursuant to an Option to Purchase Property Agreement dated August 1, 1999, the Company was granted the option to acquire a 100% interest in the Huston Claims for CDN$107,500 in property payments and a 3% net smelter royalty return in favour of the optionor. During the year ended December 31, 1999, the Company abandoned the Huston Claims and wrote-off all costs incurred totalling $5,881.

On January 7, 2000, the Company entered into an option agreement to acquire from the sole director and officer of the Company a 48.4% interest in Sharpshooter Resources, Inc. and 100% of a Cause of Action against an individual who owns 50% of Sharpshooter. Sharpshooter fabricates large-scale equipment primarily for the oil field services and drilling industry. Consideration for this purchase was valued at the optionor's historical cost basis of $225,000, which was satisfied by the issuance of 3,461,538 shares of its common stock at a price $0.065 per share. During the year ended December 31, 2000, the recoverability of this investment became impaired and the Company sold its shares and any recoverability thereon to a company controlled by a stockholder for forgiveness of $50,000 of advances received from that party and the right to receive 25% of any net increases from this investment.

Pursuant to a Share Purchase Agreement dated March 20, 2000 and executed April 6, 2000, the Company acquired 100% of the issued and outstanding share capital of AK Drilling, Inc. from its sole shareholder, Anthony King, for $1,150,000 and 1,000,000 shares of its common stock valued at $0.64 per share (fair value at the acquisition date). The Company is in default of making its purchase price payments on the acquisition of AK Drilling, Inc. As of December 31, 2001, $628,000 of the cash portion of the purchase price remained unpaid. The Company plans to renegotiate the payments terms for the remaining cash portion of the purchase price. If the Company is unable to pay the unpaid portion of the purchase price, there is a risk to the Company that the settlement may involve the transfer of certain assets and liabilities related to the business acquired under the purchase
transaction.   Anthony King remains a valued operator of AK which
specializes in mineral exploration drilling, water well drilling, environmental testing and natural gas drilling throughout the Western U.S and Peru. Anthony King has over 20 years of hard rock drilling experience.

Pursuant to a Share Purchase Agreement dated April 26, 2000, the Company acquired 100% of the Class A common voting shares, 100% of the Class B common non-voting shares of Stothert Group Inc. for cash payments of $814,300 (CDN$1,201,581) and 227,000 shares of its common stock valued at $0.88 per share (fair value at the acquisition date). In addition, the Company agreed to issue 95,808 shares of its common stock at a deemed price of $1.50 per share to certain shareholders of Stothert to settle debt which arose out of salaries, interest and loan payments deferred totalling $143,711.03. The Company is in default of making its purchase price payments on the acquisition of Stothert Group Inc. At December 31, 2001, $546,300 of the cash portion of the purchase price remained unpaid. The Company plans to renegotiate the payment terms for the remaining unpaid cash portion of the purchase price. If the Company is unable to pay the unpaid portion of the purchase price, there is a risk to the Company that the settlement may involve the transfer of certain assets and liabilities related to the business acquired under the purchase transaction. Stothert provides general industrial engineering and management services for the global marketplace.

On April 30, 2000, the Company moved its principal place of business to the 14th Floor, 609 Granville Street, Vancouver,
British Columbia, Canada, V6Y 1G5.

On August 16, 2000, the sole stockholder of Passant Acquisition Corp., a Nevada corporation, sold his interest to the Company for $50,000 in cash consideration and Gregory M. Wilson resigned as President, Secretary, Treasurer and Sole Director and Terry Kirby became a Director, President, Secretary and Treasurer. Pursuant to an Agreement and Plan of Reorganization dated August 16, 2000 between the Company and Passant, all of the outstanding shares of common stock of Passant were exchanged for the sum of $50,000.

Business of the Issuer

The Company is a consolidator of companies engaged in a wide range of consulting engineering services including: turnkey design; build and operate; drilling services; industrial equipment manufacturing; construction; mining and mining services; cogeneration of power and water utilities. Consolidation targets are small to medium-sized private companies that provide the synergy to support other divisions of the Company via their technology, resources, products and services.

The Company's objective is to consolidate companies in these industries into a full service organization whose combined strength will be far greater than those of the individual companies, and whose activities will be global in scope. Each targeted sector presents unique geographical, technical and resource synergy allowing each company to pursue opportunities either independently or in conjunction with one another which previously could not have been pursued. The resultant expertise, resource allocation efficiencies and economies of scale result in factoral increases in both growth and profitability of each acquired company.

Presently, the Company has two wholly-owned operating subsidiaries: AK Drilling, Inc. and Stothert Group Inc.

Drilling Services - AK Drilling, Inc.

AK, based in Ramsay, Montana, is a diversified drilling company specializing in water well, mineral exploration, environmental testing and natural gas drilling throughout the Western U.S. and Peru. As a privately owned drilling company, AK Drilling has provided drilling services to the mining industry since 1995. Anthony King, the operator of AK, has over 20 years of hard rock drilling experience. Since 1995, AK has provided its services primarily to local and multinational mining companies including Anglo American Gold in Colorado, the U.S. Bureau of Land Management and Newmont Mining of Denver, Colorado. AK is currently negotiating a long-term contract in the Powder River Basin of Wyoming for natural gas drilling. A recently acquired deep capacity rig will be supplemented by a shallow rig to work a minimum of 300 days per year in the coal beds of Wyoming. AK also has a multi year drilling contract with Anglo American Mines.

AK provides drilling and related services in four principal markets: mineral exploration drilling, water well drilling, environmental testing and natural gas drilling. The characteristics of each of these markets vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of these markets, however, the purchaser of drilling services generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing.

AK submits written bids for drilling projects and negotiates written contracts with customers prior to commencement of any drilling project. Typically, AK's customers prepay a portion of the drilling services revenue up-front through a mobilization fee for moving the rig to the drill site. During drilling operations, the driller, or supervisor, is responsible for
maintaining drilling logs.   Invoices for services rendered by AK
usually are submitted for payment on a weekly or monthly basis. Given the intensely competitive market for its contract drilling services, AK emphasizes timely completion of its projects, meticulous maintenance of its equipment and retention of experienced employees.

Mineral Exploration Drilling

Demand for mineral exploration drilling and products is driven by the need for identifying, defining and developing underground mineral deposits. Factors influencing the demand for mineral-related drilling services include growth in the economies of developing countries, international political conditions, inflation and foreign exchange levels, commodity prices, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.

Mining companies hire exploration drillers to extract samples from sites that the mining companies analyze for mineral content. Mineral exploration drilling requires a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit. Familiarity with the local geology is critical to acquiring this competence. Mineral exploration drilling consists of exploratory drilling and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit (an orebody) on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine. The demand for definitional drilling has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies.

Water Well Drilling

Demand for water well drilling services is driven by the need to access groundwater, which is affected by many factors including population movements and expansions, such as new housing developments, deteriorating water quality and limited availability of surface water. Groundwater is a vital natural resource that is pumped from the earth for drinking water, irrigation and industrial use. In many parts of the United States and other parts of the world, groundwater is the only reliable source of water. Groundwater is located in saturated geological zones at varying depths beneath the surface and accumulates in subsurface strata (aquifers). Surface water, the other major source of potable water, comes principally from large lakes and rivers.

The water well drilling market is highly fragmented, consisting of several thousand water well drilling contractors in the United
States, a substantial majority of which are regionally and locally based, and are primarily involved in drilling low volume water wells for agricultural and residential customers.

Environmental Testing

AK provides drilling services for investigation and remediation environmental wells and environmental testing. Demand for the Company's environmental drilling services is driven by public concern over groundwater contamination and resulting regulatory requirements to investigate and remediate contaminated sites and aquifers. Environmental drilling services are utilized to assess, investigate, monitor and improve water quality and pumping capacity. Customers are typically national and regional consulting firms engaged by federal and state agencies as well as industrial companies that need to assess or clean up groundwater contamination sources.

Natural Gas Drilling

AK is currently negotiating a long-term contract for natural gas drilling in the coalbeds of Wyoming.

Coal is a black organic mineral which is formed from buried deposits of decaying plant or organic material from ancient swamps. Methane gas is a common component and is absorbed into the coal. When the coal is fractured and exposed to lower pressures, the gas is subsequently released.

Coalbed methane is practical, abundant, one of the cleanest burning fuels and can be delivered directly to the pipeline without the need for a major cleanup of the gas. Originally thought of as a nuisance gas in coal mines because of its extreme risk of explosion or fire, this gas has now become a significant component of natural gas production in the United States, accounting for approximately 5% of all production.

The production of coalbed methane is comparable to that of traditional gas recovery in terms of physical producing facilities and the end product. However, the main difference lies in the subsurface mechanisms which allow gas to move to the wellbore of the specific coalbed methane well. Coalbed methane wells are drilled and completed in a manner that is similar to that of traditional gas wells. The recovery of methane reserves is easier seeing that coalbeds are usually continuous and there is no need to search for folded and or faulted structures underground. The methane gas will remain within the molecular structure of the coal until released by pressure changes.

Coalbeds are usually saturated with water. As water is removed from the well, space is created allowing for the flow of gas to the well. Unlike traditional gas wells, coalbed methane wells have the potential to produce water for several months. Once the coal seams have been sufficiently dewatered and the pressure decreases, gas production will continue to increase for a period of time, before levelling off (known as an inverse production curve).

Equipment

AK owns eight fully supported drill rigs.

AK's drill rigs are track or buggy mounted, mobile, and compact, and their use does not result in any significant adverse environmental impact. Because of their mobility, compact size, and capability of drilling to 2,500 feet in most environments, these rigs can be positioned and operated in relatively difficult terrain without requiring the construction of special roads often required for heavier equipment. Based on its experience in the industry, management believes that these attributes provide competitive advantages by avoiding certain expenses for building roads and minimizing adverse environmental impact.

AK employs the reverse circulation method of drilling in its drilling operations. This method of drilling entails directing the drilling medium (air or mud) through the annulus (the space between the drill pipe and the drill pipe cover) causing the cuttings to come to the surface through the center of the drill pipe. In conventional drilling, the air or mud is forced down the interior of the drill pipe and the cuttings come to the surface through the annulus. The cuttings derived from the reverse circulation method are cleaner, less damaged and easier to analyze and/or assay. Additionally, to the extent AK's drilling methods are utilized in lieu of core drilling, they offer a significantly less costly alternative for the customer. Management believes that the combination of greater mobility, compactness and comparatively low environmental impact is a competitive advantage.

The Company's equipment is in excellent condition and most are nearly new.

Discoverer - 1989 Foremost/Drill Systems MPD Reverse Circulation
Track Drill
Cat 225 tracks, depths to 1,500 feet, 45 to 90 degree angle drilling, 4" dual wall CIP pipe, 20 foot mast, 750 cubic feet per minute - 350 pounds per square inch, 38,000 pounds pullback, slope drilling to 25 degrees.

Explorer - 1997 Foremost/Drill Reverse Circulation Drill
High flotation tires, depths to 1,500 feet, 45 to 90 degree angle drilling, 4" dual wall CIP pipe, 20 foot mast, 900 cubic feet per minute - 350 pounds per square inch, slope drilling to 25 degrees, 47,000 pounds pull back.

Prospector - 1998 Foremost/Drill Systems - W750 Buggy Reverse
Circulation Drill
High flotation tires, depths to 1,500 feet, 45 to 90 degree angle drilling, 4" dual wall CIP pipe, 20 foot 180-degree rotating mast, 900 cubic feet per minute - 350 pounds per square inch, 37,500 pounds of pull back. The Prospector is AK's core rig capable of 90 - 45-degree angles, core diameters PQ (3-11/32" diameter) to AW (1-1/16" diameter) and depths of 2,500 feet.

Truck Drill - 1997 Ingersoll Rand TH75E Reverse Circulation Drill
1,100 cubic feet per minute - 350 pounds per square inch, 45 to 90 degree angles, depth capability to 2,500 feet, 85,000 pounds pullback.

DR-12 - 1999 Foremost Truck Mount Dual Rotary 12 Drill
750 cubic feet per minute - 350 pounds per square inch, drill and set casing simultaneously from 6-inch to 12-inch diameter, drill and sample unconsolidated formations (boulders, gravels, sands, and alluvium) with complete recovery and no contamination, drills to 1,000 feet.

Longyear 38 Core Rig
Drills a core sample to test mineral deposits and geotechnical drilling to look at the formation - truck mount diamond drill with hole depth to 3,000 feet N rods and 2,500 feet H rods.

Failling HD CF Rig
Purchased in September 2001 for coal bed methane gas drilling.

Support Equipment
AK also has a full compliment of drilling and associated support equipment, including a 1,200 gallon water pipe truck, a 1,200 gallon water pipe buggy, 24-foot fifth wheel utility trailers, two Flatwater Fleet crane trucks, a 6-wheel knuckle boom truck, a 1999 Hurricane auxiliary air booster compressor, an 835 bean pump and numerous other support vehicles as well as drill pipe, tools and replacement parts.

Competitive Position of AK Drilling

The drilling industry has suffered in recent years from low commodity prices, mergers of exploration companies and generally limited access to capital. Recent international events have caused commodity prices to increase, such as gold, and a new micro industry established in the development of coal bed methane.

Competition is stiff in the water well market, however if the drilling is deep or extremely hard, most of AK's competition can be eliminated. There is some competition for mineral drilling, some with larger companies, however the basis of competition is usually price, service and timeliness. With respect to service and speed, AK believes it is able to compete effectively. AK believes that there is little effective competition in Peru for the reverse circulation drilling capability possessed by AK.

AK believes that its competitive edge lies in its ability to provide customers with state of the art equipment, experienced operating personnel and knowledge of the diverse geographic regions in which it operates. Management believes that having the ability to mobilize a vast array of diversified drilling and support equipment, including track mounted rotary drills and buggy mounted rotary drills, offers AK's clients greater flexibility to complement projects with the most technologically advanced exploration drills.

The ability of AK to match specific drill site conditions with the complimentary drill rig also enables it to provide services with limited site preparation requirements and less expense and time spent on preparation of access roads or restoring environmental damage.

Principal Customers

AK has a multi-year contract with its largest customer, Cripple Creek & Victor Gold Mining Co., a subsidiary of Anglo American Gold of Colorado. For the past five years, annual revenue from this customer has averaged $600,000 to over $2.1 million.
AK Dateline Drilling LLC - Joint Venture

The Company is currently in the final stages of forming a joint venture limited liability corporation between AK and Dateline Drilling of Missoula, Montana. Dateline has a fleet of 13 drill rigs designed for exploration drilling and also an in-house rebuild and hydraulics facility. The joint venture corporation will be owned 80% by the Company and will join forces to increase efficiencies in the utilization of personnel, support equipment for rigs, reduction of overheads and a pooling of resources including improved purchasing power.

Engineering and Project Management Services - Stothert Group Inc.

The Stothert Group, formed in 1966, has roots reaching back to 1944. In that year, C.D. Schultz established the first Canadian consultancy created expressly for the forest industry. Schultz was in the forefront of technological advances that were to lead forestry, and the forest products industry, into the micro-electronics era.

In 1966, Stothert Engineering Ltd. and Stothert Management Ltd. established a multidisciplinary approach to industrial consulting. Through specialized divisions, the Stothert Group began to serve a broad range of resource industries, manufacturers, utilities and governments. In 1978, the Schultz Group of companies became part of this synergistic enterprise.

The Stothert Group has carried out projects throughout North America. Working with the private sector, governments and international development agencies, Stothert extended its domestic activities by assisting in resource development in more than fifty countries. To contribute efficiently to clients' diversity of interests, Stothert has expanded across Canada and into Africa and Asia.

Stothert projects range from pulp mills in British Columbia and California, prefabricated homes in Manitoba and sawmills in Ontario to paper mills in China, forest inventories in New
Zealand, water treatment plants in Tanzania and oil refineries in Canada.

Management Services

Stothert Management Ltd. of Vancouver provides services for all administrative functions, including start-up and commissioning, operations management, financial management, staff training, problem solving and marketing. The Stothert Group Management Services divisions develop business strategies and administrative systems to ensure the successful performance of projects.

Stothert has provided comprehensive pulp and paper mill operations management expertise in locations form The Pas, Canada to Mgololo, Tanzania to Bai Bang, S.R. Vietnam. Other assignments, among an extraordinary diversity of projects, have dealt with airlines in Tanzania, the cement industry in the Philippines, tea plantations in Uganda, ski resorts in Western Canada, and co-generation plants in California.

The Management Services divisions have collaborated frequently with such international financial institutions as the World Bank, the Commonwealth Development Corporation, the Swedish
International Development Agency, the Asian Development Bank, and the Canadian International Development Agency.

Pulp and Paper

Stothert Engineering Ltd. serves the domestic and international pulp and paper industry with feasibility studies, planning, design, engineering, equipment selection and procurement, project and construction management, and turnkey projects.

Stothert has provided services to pulp and paper producers in North America, South America, Europe, Africa and Asia. Typical projects: a Greenfield bleached kraft pulp mill in Nigeria, including two 60,000 tonnes per annum fin paper machines and a pulp dryer; expansion of the bleached kraft mill of Donghae Pulp in Korea with a turnkey causticizing and kiln plant; a refiner mechanical pulp mill in MacKenzie, Canada with the subsequent addition of a complete third process line; major upgrading of causticizing plants for pulp mills in Indonesia and Spain; comprehensive studies of methods to increase paper machine drying capacity for Western Canadian mills; and completion of engineering and construction management of a 120,000 tonnes per annum kraft pulp and paper mill in Manitoba.

The journal "Pulp & Paper Canada," in its Award of Excellence program, described a Stothert Engineering installation designed to triple production of fine paper at Island Paper Mills of MacMillan Bloedel Ltd./Fraser Inc. as a "project that embodies virtually all of the latest technology available to the fine paper industry."

Wood Products

Through its Wood Products division, Stothert Engineering provides comprehensive services covering every stage from initial planning, detailed design, purchasing, expediting, construction supervision and cost control to start-up and operations management.

Stothert projects have included sawmills, planing mills, stud mills, chip-n-saw mills, random dimension mills, particle board and fibreboard plants, log sorting systems, chip handling and loading facilities, precision end trimmers, wood preserving plants and waste handling systems. Expanding upon its experience in the management of wood products facilities, Stothert has carried out assignments for deep-sea shipping terminals, docks, timber and barge berths, and multiple-use harbor developments.

Typical assignments by this division include two small-log sawmills in Manitoba, a woodroom for a large Nigerian pulp and paper mill, a stud mill in Ontario, a turnkey chip conveying system and a wood preserving plant in British Columbia, Canada.

Environmental Services

A logical outgrowth of the Stothert Group's specialized involvement with the forest products industry has been the development of expertise in the conservation of other natural resources, including fish, wildlife, vegetation, soils, water and air.

The Group's environmental services divisions, have carried out a wide range of assignments dealing with land use and environmental quality. Among these assignments: a major environmental impact assessment and acid rain study for a large lignite-fired power generation plant at Mae Moh, Thailand; an assessment of the impact of the Alaska Highway pipeline; a population projection study of nine areas in southeastern British Columbia; preparation and presentation of seminars on PCBs for the Government of Canada; activated recycled sludge treatment in Alberta and aerial seeding for erosion control in India.

Forestry

Companies within the Stothert Group serving the forest industry include Stothert Schultz International Ltd.

At the time of Schultz's incorporation in 1944, the British Columbia forest industry was undergoing rapid development in tenure, management and technology. Schultz pioneered much of the technology used for measurement, analysis and forecast of forest yield and costs, and led in the development of operational design, policies and regulatory structures. This expertise has been expanded, modernized, adapted and utilized to serve clients in forest and fibre developments on all continents and in all climatic regions.

The Schultz organization has conducted numerous forest inventories in Canada, the United States, New Zealand and various countries in Africa, Latin America and Southeast Asia. It has assessed logging potential and wood supplies in areas as diverse as the Stoney Creek Reserve in British Columbia, Kashmir in India, Mindanao in the Philippines and in Tanzania. It has conducted many significant feasibility studies for, among others, the Canadian Forestry Service.

Steam and Power Generation

The Stothert Group provides feasibility studies, consulting services, detailed engineering, project management, construction management and pollution control systems for power projects around the world.


Some typical projects include: energy utilization studies in California; maximization of steam and power production from low-grade waste fuels in Cameroon; boiler plants and gas turbine stations in Bangladesh; boiler and steam turbine generator plant design in Nigeria; a black liquor evaporation system in northern British Columbia and a chemical recovery boiler for a California pulp mill.

Stothert has also carried out feasibility studies for a number of combustion turbine generator projects to supply power to BC Hydro and to utilities in western USA through Powerex. In order to best meet the requirements of the power purchaser, various configurations ranging in size from 40 MW to 230 MW have been investigated, including the following: simple cycle and combined cycle; with and without cogeneration; with and without load displacement. The studies included technical and economic feasibility and consideration of environmental and socio-economic issues.

General Engineering

Stothert Engineering Ltd., through its General Engineering division, provides feasibility studies, consulting service, detailed engineering, project management and construction management for a diversity of facilities, manufacturers and processors, including chemical plants, food and fish processors, breweries, industrial buildings, industrial refrigeration, ventilation and air conditioning systems, and transportation systems.

Stothert projects utilize state of the art computer control, process graphics and other electronic instrumentation functions. Typical projects include: design of shielded module structures for northern warning systems; design of maintenance shops for pulp mills and logging equipment; risk insurance surveys of coastal fish farms for Lloyd's; design of citrus fruit processing machinery; and numerous industrial insurance investigations, including design and management of rapid rebuilds.

International Trade

The International Trade Services Company (ITSCO) is the Stothert Group division specializing in market development around the world. Based on many years' experience in global markets, ITSCO will supply or sell any commodity or equipment. ITSCO has organized sales of farm machinery to South Korea, chainsaws to Singapore, lumber to Australia, poultry feed and newsprint to Nigeria, and sawmill equipment to Guyana.

As an international broker, ITSCO identifies, evaluates, recommends, buys and sells a wide variety of products. It also offers financial services, which include obtaining export credits, processing of international payments, and organizing countertrade.

In the international marketplace, ITSCO delivers maximum value with reliable service.

Competitive Position of Stothert

Stothert focuses its efforts on the following industry groups and markets: pulp and paper; wood products; forestry; environmental services, steam and power generation; and general engineering.
Stothert believes these industry groups and markets have sufficient common needs to permit cross-utilization of its resources which help to mitigate the negative effects of a downturn in a single industry.

Stothert is engaged in a highly competitive business. Stothert competes based primarily on price, reputation and reliability with other general and specialty contractors. Some of its competitors are larger than Stothert, or are subsidiaries of larger companies, and may possess greater resources than Stothert. Furthermore, because the engineering and technical support aspects of the business do not usually require large amounts of capital, there is relative ease of market entry for a new potential entrant possessing acceptable professional qualifications. Accordingly, Stothert competes with both national and international firms in sizes ranging from very large to a wide variety of small, regional and specialty firms. The extent of the Company's competition varies according to the industries and markets it serves, as well as the geographical areas in which the Company operates.

Management believes the particular areas of expertise of Stothert, primarily in the design and construction of new power generating plants through steam, gas and hydro, positions
Stothert to capitalize on deregulation in Canada and has resulted in a significant increase in opportunities among its client base.

Principal Customers

Principal customers of Stothert include Tembec Industries Inc., EPCOR Inc. and Norske Skog, providing 17%, 9.4% and 21%, respectively, of engineering revenues for the year ended December 31, 2001. Tembec Inc. is a Canadian integrated forest products company for which Stothert carried out a feasibility study and is providing design and construction management services for a 40 MW wood residue fuelled cogeneration plant in Skookumchuk, B.C. For EPCOR Inc., Stothert carried preliminary feasibility study of wood residue fuel cogeneration plant at a 900 tpd pulp mill in Alberta. The study included assessment of wood fuel supply and evaluation of existing power plant facilities.

Industrial Minerals - Trisil Minerals, Inc.

In January 2001, the Company entered into an option to purchase Trisil Minerals Inc., subject to the Company's evaluation of Trisil's properties, contracts and markets for its products. Trisil owns and controls mineral rights to over 7,000 acres of land on the Sechelt Peninsula just north of Vancouver, British Columbia. The property includes approximately 2 billion tonnes of limestone, granite, gabbros, wollastonite, sand and gravel. This product is adjacent to tidewater for barging and is permitted for the removal of 500,000 tonnes per year. The option was open for 180 days and expired in 2001.

Reliance on Major Customers

Because of the size, duration or complexity of major engineering and drilling projects, a relatively small number of projects may provide a significant percentage of the Company's revenue in a given year. For example, Stothert's customer, Tembec Industries Inc., accounted for 34.8% and 17% of the Company's gross revenues for the year ended December 31, 2000 and the year ended December 31, 2001, respectively. In addition, AK has a multi year drilling contract with Cripple Creek & Victor Gold Mining Co., a subsidiary of Anglo American Gold. Revenue from this customer has averaged between $600,000 to over $2.1 million each year for the past five years.

Patents, Trademarks and Licenses

Stothert has been granted the right to use a technology known as Skewed Gas Flow Technology ("SGFT"). SGFT was developed by a senior engineer at Stothert and the patent is held by A.G. Hein Ltd. (United States patent number 4,695,297; Canadian patent number 1,320,686).

SGFT is a patented technology utilized to reduce emissions from electrostatic precipitators. Precipitators are used to remove fine particles from industrial exhausts before they are discharged to the atmosphere. Stothert has completed projects in coal fired power generating stations and in pulp and paper mills resulting in emission reductions usually in the range of 30 to 50%.

The technology involves optimizing the gas flow within the precipitator by modifying the flow control devices. Computer models are utilized to predict emission reductions and to assist in redesigning the flow control devices. Recent installations in coal fired power generating stations include four precipitators in the U.S. four in the Middle East, and one in Canada.

Aside from the foregoing, the Company does not own or hold any patents, trademarks, licenses, nor is it a party to any labor contracts.

Government Approval

AK holds water well contractors licenses in Montana, Idaho, Arizona, Nevada, California and Utah. Such licenses are generally subject to annual renewal. AK has not been unable to obtain renewal of their licenses. The Company believes that it is in compliance with all current licensing requirements of the states where it conducts business.

Presently, AK's business is not directly regulated except for the water well contractors licenses discussed above. However, as the Company performs work on governmental projects, it falls under the regulation of the United States Department of Energy, the Environmental Protection Agency and various state environmental agencies. Any violations of such regulations could prevent the Company from working on governmental projects. To its knowledge, the Company is in compliance with all applicable environment regulations.

Stothert's business is not directly regulated by the government, however its engineering projects are required to be compliance with the various federal, state and local environmental laws in which they operate. The Company believes that its engineering operations are in compliance with such laws.

All of the Company's U.S. operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act (OSHA). These regulations set forth strict requirements for protecting personnel involved with any materials that are classified as hazardous, which includes materials encountered when performing many of the Company's services. There are similar federal and provincial rules governing the Company's Canadian operations. Violations of these rules can result in fines and the suspension of operating licenses. To the best of management's knowledge, the Company and its operating subsidiaries are in material compliance with OSHA and Canadian regulations.

Research and Development Activities

The Company does not engage in any research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company feels it benefits from environmental, health, safety and hazardous regulations. A portion of AK's business relates to drilling and installing wells for environmental monitoring and testing and a portion of Stothert's business relates to environmental services and impact assessment. Governmental regulation at both the Federal and State levels has increased and is becoming more restrictive. It is not possible to predict whether the Company's activities will become directly regulated as a result of the increase in governmental regulation.

Employees

Global and its subsidiaries employ a total of 54 full-time employees. Global's subsidiary, Stothert, employs 31 and its subsidiary, AK Drilling, employs 23. Global's sole officer and director, Terry Kirby, has other business interests and devotes approximately half his time to the Company's affairs. From time to time Global and its subsidiaries employ outside consultants as needed. None of the employees is a member of a union, and neither Global nor any subsidiary has experienced a work stoppage

ITEM 2.   DESCRIPTION OF PROPERTY.

Global operates its corporate executive offices at 609 Granville Street, 14th Floor, Vancouver, B.C., Canada V6Y 1G5. It utilizes this office space on a month-to-month basis. The office is approximately 300 square feet and is rented for approximately $700 per month. There is no lease or rent agreement.

Since Global is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at Chapman & Flanagan, Ltd., 777 N. Rainbow Blvd., Suite 390, Las Vegas, Nevada 89107. No activities take place in the resident office.

AK Drilling rents on-site office and living quarters on a per-job basis. The terms of the leases range from a month-to-month to a maximum of a 6-month lease.

Stothert leases premises at 609 Granville Street, 14th Floor,
Vancouver, B.C. under an operating lease which expires in 2005.
Stothert subleases a portion of this space to Global. The aggregate minimum annual rental payments over the next five years are CDN$271,500 per year.

ITEM 3.   LEGAL PROCEEDINGS

Neither Global Industrial Services, Inc., nor any of its subsidiaries, affiliates, officers or directors is a party to any pending legal proceeding, and none of our property is the subject of any pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information

Our common stock initially began trading on the Pink Sheets on April 10, 2000. On January 12, 2001, it began trading on the OTC
Bulletin Board under the symbol "GBSV."

The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin
Board, reflecting the trading information from April 10, 2000 through March 30, 2002:

                               Low Bid    High Ask

               2nd Qtr. 2000    $1.61      $0.98
               3rd Qtr. 2000    $1.57      $1.17
               4th Qtr. 2000    $1.06      $0.54

               1st Qtr. 2001    $0.30      $0.74
               2nd Qtr. 2001    $0.22      $0.42
               3rd Qtr. 2001    $0.08      $0.24
               4th Qtr. 2001    $0.08      $0.32

               1st Qtr. 2002    $0.13      $0.24

The source of this information is America Online quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

On April 12, 2002, the Company's common stock was held by approximately 132 shareholders of record and an indeterminate number of investors through nominee or street name accounts with brokers.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Olde
Monmouth Stock Transfer Company, 77 Memorial Parkway, Atlantics
Highlands, New Jersey 07716.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with the year end consolidated financial statements of the Company and related notes included elsewhere in this Report for the year ended December 31, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words anticipate, believe, estimate, expects, and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

The accompanying consolidated financial statements include the accounts of Global Industrial Services Inc. and its wholly-owned subsidiaries. Those subsidiaries are Stothert Group Inc.
(Stothert), Stothert's subsidiaries, AK Drilling, Inc. (AK
Drilling), and AK Drilling's subsidiary.

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

The auditors' report on the December 31, 2001 consolidated financial statements includes an additional explanatory paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency and is in default on certain debt payments that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 6, 2000 the Company acquired AK Drilling, Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. The Company is in default of making its purchase price payments on the acquisition of AK Drilling, Inc. At December 31, 2001, the Company owed the shareholder of AK $628,000 (December 31, 2000 - $768,000) of the cash portion of the purchase. Payments of $140,000 were made during the year to the former shareholder of AK Drilling. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru. Peru's operations are being conducted by AK Drilling's subsidiary, AK International, S.A. .

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of Stothert Group Inc. At December 31, 2001, the Company owed the Stothert shareholders $546,300 (December 31, 2000 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

On August 16, 2000 the sole stockholder of Passant Acquisition Corp. (Passant), a Nevada corporation, sold his interest to the Company for $50,000 in cash consideration and Gregory M. Wilson resigned as President, Secretary, Treasurer and Sole Director and Terry Kirby became a Director, President, Secretary, Treasurer. Pursuant to the Agreement and Plan of Reorganization dated as of August 16, 2000 between the Company and Passant, all of the outstanding shares of common stock of Passant were exchanged for the sum of $50,000.

During fiscal 2001, the Company was financed through advances from related parties of approximately $530,909. In addition, the Company settled debts of $1,721,335 by the issuance of stock during the year. 206,667 common shares were sold to raise $75,000 in cash in the first quarter and another 500,000 common shares were sold to raise $50,000 in cash in the third quarter. In the fourth quarter, the Company issued another 50,000 common shares for $5,000. During the year, $16,250 was raised by issuing 25,000 shares in exchange for option to purchase. 3,966,167 shares were issued for payments to contractors and employees, in addition to payments for debts owed, for $1,057,340 during the year ended December 31, 2001. 5,000,000 common shares were also issued during the year as collateral shares to a convertible note payable. During fiscal 2000, 210,000 common shares were sold to raise $160,000.

Results of Operations

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. The acquisitions of Stothert and AK Drilling were completed during the second quarter in 2000. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

Total revenues during year 2001 were $4,768,293 (2000 - $5,419,239) made up of $2,417,482 (2000 - $2,978,558) from drilling services and $2,350,811 (2000 - $2,440,681) from
engineering services. Both service lines' revenues decreased slightly due to a general downturn in economy.

During year 2001, cost of sales of $3,323,646 (2000 - $3,632,099)
were made up of $1,775,182 (2000 - $1,926,085)expenses in the drilling services and $1,548,464 (2000 - $1,706,014) in the
engineering services. Compared to last year's, there had been an 8% decrease in its cost of sales. Gross profits 2001 for the drilling and engineering operations were 27% and 34%, respectively (2000 - 35% and 30% respectively). The gross margin for the drilling operation decreased because the fuel costs more than tripled of last year's and the drilling operation incurred substantial repair and maintenance expenses on the drill rigs.

In year 2001, general and administrative costs amounted to $3,671,139 compared to last year's $2,186,762, a 68% increase.
Of the $3,671,139 in the general and administrative costs this year, $716,962 was related to salaries and benefits and $1,402,254 to consulting and management fees. $1,057,340 of the consulting and management fees are being paid by the issuance of common shares to various contractors. The Company incurred interest expense of $318,585 and received interest income of $49,914 during the year ($131,996 and $10,621, respectively, last year). The increase in interest expense is due to new debt financings obtained during the year and the increase in interest income arises from the interest earned on the cash proceeds raised from the debt and capital financings.

The Company recorded a loss of$3,387,804 during year 2001 (a loss of $794,279 last year). Drilling services resulted in a $162,791 loss in the year ($263,603 profit last year) and the engineering services operation resulted in a $907,550 loss ($88,327 profit last year). The parent company recorded a loss of $2,317,463 during the year ($1,146,209 loss last year).

The drilling services recorded a loss due to a decrease in its gross margin as well as a write-down of inventory and equipment in its Peru operation. The loss from the engineering services operation, however, increased substantially mainly due to a non-cash writedown of the goodwill ($657,095). The parent company's loss increased significantly due to the issuance of 3,966,167 common shares to pay for legal, consulting and investor relations services provided by contractors amounting to $1,057,340.

The results of the engineering and drilling operations are expected to improve in 2002 as the Company has been negotiating additional drilling and engineering projects and contracts in the first quarter in 2002. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.

Liquidity and Capital Resources

The working capital position of the Company at December 31, 2001 was a deficit of $2,018,574. This amount includes unpaid balances relating to the purchase of Stothert and AK Drilling of $1,174,300 which are in the process of being re-structured. It is expected that these unpaid balances will be repaid from operating cash flows or from equity financings.

During the year, the Board of Directors approved the issuance of 550,000 common shares to investors at $0.10, the issuance of 206,667 common shares to investors at $0.3629, the issuance of 25,000 common shares as part of the option agreement, the issuance of 3,966,167 common shares for services provided by contractors, the issuance of 5,809,751 common shares in settling the accounts payable and the issuance of 5,000,000 as collateral shares to a note payable.

On November 15, 2001, the Company issued a convertible note for $251,130 (CAD $400,000). The Company received an additional $31,391 (CAD $50,000) on December 5, 2001 and an additional $94,174 (CAD $150,000) on December 12, 2001. Interest payable on this note shall accrue at the annual rate of thirty percent (30%) and be payable monthly commencing 30 days following the advance of funds under the note and on the Maturity Date (November 15, 2002) when the principal and remaining accrued but unpaid interest shall be due and payable. The holder has the right to convert up to fifty percent (50%) of any outstanding unpaid principal and interest at any time the Company's common stock is trading at a price of $1.00 or greater for a period of ten (10) consecutive trading days. The conversion price per share shall be eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the Conversion Date. On the Maturity Date, the Holder shall have the right to convert any unpaid principal portion of this note of $50,000 or greater amount, or any lesser amount representing the full remaining outstanding and unpaid principal portion, and the monthly interest for the Company's common stock at the conversion price.

For no additional consideration, the Holder of the convertible note will receive one warrant to purchase one share of common stock for each dollar of principal or interest converted under this note. The warrant shall be exercisable for a period of one year from the date of issue at the exercise price of eighty percent (80%) of the average closing bid prices for the common stock for the five (5) trading days prior to but not including the exercise date.

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

At December 31, 2000 the Company had working capital of $430,176, before the current portion $331,816 of the long-term debt, the current portion $179,765 of the obligations under capital leases, the loan from a related party of $1,050,323, and the debt owing to the shareholders of AK Drilling and Stothert which totaled $1,314,300. Including these items in working capital, there was a working capital deficiency of $2,446,028 at the end of the year.

As at December 31, 2001, $1,090,232 of the $1,493,007 long-term debt and obligations under capital leases relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in the 2002. The debt owing to the shareholders of AK Drilling and Stothert are non-secured and the debt owing to the former shareholder of AK Drilling bears an interest rate of 8% per annum.

As the long term debt interest is borne by AK Drilling, the related party debt carries no interest, and the debt owing on the acquisitions are being reorganized so that the Company can meet its current obligations to continue operations. Financing will have to be raised from other sources to repay the debt to the related party and the debt owing on the acquisitions. The sources that the Company is currently working on are Company cash flows and equity offerings. Although there are no assurances that either of these will be adequate to eliminate the Company's working capital deficiency, the Company believes that such financings can be achieved.

The most significant assets of the Company are the drilling equipment operated by AK Drilling with a net book value of $2,948,955 (December 31, 2000 - $2,995,083), and the accounts receivable of $466,982 (December 31, 2000 - $872,661) of which Stothert accounts for $317,638 (December 31, 2000 - $471,278) and AK Drilling accounts for $131,767 (December 31, 2000 - $389,969), and other amounts account for $17,577 (December 31, 2000 - $11,414). Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000 and goodwill amortization of $203,203 was recorded in the year (2000 - $135,975). The goodwill is being amortized over a five-year period. In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095.

During 2000, the only equity financing which was completed was to raise $160,000 from the sale of common shares at an average price of $0.76 per share. The share price of the Company has declined in the first quarter of 2001, as have most stock exchange indexes, such that raising additional capital from the equity markets is more difficult.

Outlook and Plan of Operation

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

Upon successful refinancing of the Company, the growth strategy will continue with acquisitions in the industrial services industry. The Company plans to continue acquiring small to mid-size companies in the drilling and engineering fields through a combination of cash and stock. Cash acquisition payments will be spread over 12 to 24 months and paid out of cash flow. The desired ratio would be 35% cash and 65% stock. The Company believes that significant cost savings will occur through the merger of similar companies through decreased overheads and a more effective utilization of personnel and assets.

The Company plans to continue its growth in its drilling and engineering operations, thus, acquiring more related capital assets. The Company is planning to raise up to $5 million in the next twelve months to achieve the following objectives:

     * Pay $628,000 of the cash portion and accrual interest of $84,500 outstanding at December 31, 2001 for the acquisition of AK Drilling;

     * Pay $546,300 of the cash portion outstanding at December 31, 2001 for the acquisition of Stothert
          Group;

     *    Finalize the terms of the joint venture between AK
          Drilling and Dateline Drilling;

     * Acquire four additional methane gas drilling units and support equipment; and

     * Acquire an Idaho-based drilling company with 17 drills in the U.S. mainland, Pacific Rim, Peru and Bolivia, increasing the Company's total number of drill rigs to 40.

ITEM 7.   FINANCIAL STATEMENTS.

                        Consolidated Financial Statements of

                          GLOBAL INDUSTRIAL SERVICES INC.
                           (Expressed in U.S. Dollars)

                       Years ended December 31, 2000 and 2001


KPMG

         KPMG LLP
         Chartered Accountants
         St. Andrew's Square II              Telephone (250) 480-3500
         800-730 View Street                 Telefax (250) 480-3539
         Victoria BC V8W 3Y7                 www.kpmg.ca


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Global Industrial Services Inc.

We have audited the consolidated balance sheet of Global Industrial Services Inc. as of December 31, 2001 and the consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Global Industrial Services Inc., as of December 31, 2000 and for the year then ended were audited by other auditors whose report dated February 9, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Industrial Services Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations, has a working capital deficiency and is in default on certain debt payments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
Chartered Accountants

Victoria, Canada
March 15, 2002


GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)


---------------------------------------------------------------
                                      December 31,  December 31,
                                             2000          2001
---------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents               $119,376    $391,277
  Accounts receivable (note 18(c))         872,661     466,982
  Prepaid expenses                         111,206      27,298
  Inventories (note 2)                     185,801     299,000
  ------------------------------------------------------------
  Total current assets                   1,289,044   1,184,557

Property and equipment (note 3)          3,089,461   3,019,794
Investments (note 4)                       106,667     100,591
Goodwill (note 5)                          880,041      19,743
Equipment lease deposit                          -      45,500

--------------------------------------------------------------
Total assets                            $5,365,213  $4,370,185
--------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Bank indebtedness (note 6)              $ 86,454    $ 75,949
  Accounts payable                         681,584     646,434
  Accrued liabilities                       54,751     129,005
  Deferred revenue                          36,079      75,507
  Payable on acquisition of
    subsidiaries (note 7)                1,314,300   1,174,300
  Current portion of long-term
    debt (note 8)                          331,816     553,528
  Current portion of obligations
    under capital leases (note 9)          179,765     201,869
  Advances from affiliated parties
    (note 10)                            1,050,323     346,539
  ------------------------------------------------------------
  Total current liabilities              3,735,072   3,203,131

Long-term debt (note 8)                    761,881     677,013
Obligations under capital
   leases (note 9)                         101,697      60,597
--------------------------------------------------------------
                                         4,598,650   3,940,741

Stockholders' equity:
  Authorized:
     50,000,000 Common stock at $0.001 par value
  Issued and outstanding:
     24,971,931 Common stock
      (2000 - 9,414,346)                     9,415      19,973
  Additional paid-in capital             1,608,490   4,672,499
  Accumulated deficit                     (846,475) (4,234,279)
  Accumulated other
    comprehensive loss:
     Cumulative translation adjustment      (4,867)    (28,749)
  -------------------------------------------------------------
  Total stockholders' equity               766,563     429,444

Continuing operations (note 1(a))
Commitments and contingencies (note 16)
---------------------------------------------------------------
Total liabilities and stockholders'
  equity                                $5,365,213  $4,370,185
---------------------------------------------------------------

See accompanying notes to consolidated financial statements.



GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

                                      Year ended   Year ended
                                     December 31,  December 31,
                                            2000         2001
-------------------------------------------------------------

Sales:
  Drilling                             $2,978,558  $2,417,482
  Engineering fees                      2,440,681   2,350,811
  -----------------------------------------------------------
                                        5,419,239   4,768,293
Cost of sales:
  Drilling                              1,926,085   1,775,182
  Engineering                           1,706,014   1,548,464
  -----------------------------------------------------------
                                        3,632,099   3,323,646
Gross margin:
  Drilling                              1,052,473     642,300
  Engineering                             734,667     802,347
  -----------------------------------------------------------
                                        1,787,140   1,444,647
Operating expenses:
  General and administrative            2,186,762   3,671,139
  Amortization of goodwill                135,975     203,203
  Depreciation of equipment                21,006       8,739
  Write-down of equipment (note 11)             -      58,401
  Write-down of goodwill (note 5)               -     657,095
  -----------------------------------------------------------
                                        2,343,743   4,598,577

--------------------------------------------------------------
Loss before other income (expenses)      (556,603) (3,153,930)

Other income (expenses):
  Interest on long-term debt            (131,996)   (234,085)
  Interest on payable on
    investments (note 7)                       -     (84,500)
  Loss on investment (note 4(b))        (175,000)    (36,837)
  Interest income                          10,621      49,914
  Other income                             58,699      71,634
  -----------------------------------------------------------
                                        (237,676)   (233,874)

--------------------------------------------------------------
Loss                                   $(794,279) $(3,387,804)
--------------------------------------------------------------

Loss per share of common stock:
  Basic and diluted                      $ (0.09)    $ (0.21)
--------------------------------------------------------------

Weighted average number of shares of
 common stock:
  Basic and diluted                     8,684,323  15,828,192
--------------------------------------------------------------

See accompanying notes to consolidated financial statements.




GLOBAL INDUSTRIES SERVICES INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
Years ended December 31, 1999, 2000 and 2001



                                                                        Common stock
                                  Common shares      Additional        subscriptions         Currency                     Total
                            ----------------------      paid-in   ---------------------   translation  Accumulated stockholders'
                                Shares     Amount       capital     Shares       Amount    adjustment      deficit       equity
-------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999  4,020,000    $ 4,020     $  33,934    400,000     $ 90,000    $       -    $ (52,196)    $  75,758

 Issuance of shares of
  common stock for cash        210,000        210       159,790          -            -            -            -       160,000
 Issuance of stock options           -          -       125,000          -            -            -            -       125,000
 Issuance of shares of
   common stock for
   services                    400,000        400        89,600   (400,000)     (90,000)           -            -             -
 Issuance of shares of
   common stock
   for acquisitions          4,688,538      4,689     1,056,550          -            -            -            -     1,061,239
 Issuance of shares of
   common stock in
   settlement of payables       95,808         96       143,616          -            -            -            -       143,712

 Components of
 comprehensive loss:
   Loss                              -          -             -          -            -            -     (794,279)     (794,279)
   Foreign currency
     translation adjustment          -          -             -          -            -       (4,867)           -        (4,867)
                                                                                                                      ----------
                                                                                                                       (799,146)
--------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 2000  9,414,346       9,415    1,608,490          -            -       (4,867)    (846,475)      766,563

 Issuance of shares of
   common stock for cash       756,667         757      129,243          -            -            -            -       130,000
 Issuance of shares of
   common stock in exchange
   option to purchase
   (note 4(c))                  25,000          25       16,225          -            -            -            -        16,250
 Issuance of shares of
   common stock
   for services              3,966,167       3,966    1,053,374          -            -            -            -     1,057,340
 Issuance of shares of
   common stock in
   settlement of payables    5,809,751       5,810    1,715,525          -            -            -            -     1,721,335
 Convertible debenture
   beneficial conversion
   feature                           -           -      149,642          -            -            -            -       149,642
 Note payable
   collateral shares         5,000,000           -            -          -            -            -            -             -

 Components of
 comprehensive loss:
   Loss                              -           -            -          -            -            -   (3,387,804)   (3,387,804)
   Foreign currency
     translation adjustment          -           -            -          -            -      (23,882)           -       (23,882)
                                                                                                                     -----------
                                                                                                                     (3,411,686)
--------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2001  24,971,931    $ 19,973  $4,672,499          -       $    -    $ (28,749) $(4,234,279)   $  429,444
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

                                       Year ended  Year ended
                                     December 31,December 31,
                                             2000        2001

Cash flows from operating activities:
  Loss                                   $(794,279)  $(3,387,804)
  Items not involving cash:
     Depreciation and amortization         437,604       512,395
     Bad debt expense                       82,784        18,547
     Loss on investment                    175,000        36,837
     Stock-based compensation              125,000     1,057,340
     Convertible debenture discount
        amortization                             -        28,756
     Write-down of property and equipment        -       114,474
     Write-down of inventories                   -        35,405
     Write-down of goodwill                      -       657,095
  Changes in operating assets and
     liabilities (note 18(a))             (159,689)      893,381
  ---------------------------------------------------------------
  Net cash used in operating activities   (133,580)      (33,574)

Cash flows from investing activities:
  Additions to property and equipment     (198,825)     (272,560)
  Net cash in acquisitions                 (43,638)            -
  Payment of equipment lease deposit             -       (45,500)
  ---------------------------------------------------------------
  Net cash used in investing activities   (242,463)     (318,060)

Cash flows from financing activities:
  Repayment of bank indebtedness                -        (10,505)
  Increase in bank indebtedness            86,454              -
  Proceeds from issuance of shares of
     common stock                         160,000        130,000
  Proceeds from issuance of
     note payable                          41,050        376,695
  Proceeds from issuance of
     debenture payable                          -        100,000
  Repayment of note payable              (314,970)      (339,682)
  Investments in subsidiaries            (650,000)             -
  Advances from affiliated party        1,177,537        530,909
  Decrease in payable on acquisition
     of subsidiaries                            -       (140,000)
  ---------------------------------------------------------------
  Net cash provided by financing
     activities                           500,071        647,417

Effect of changes in foreign exchange
   rates on cash balances                  (4,867)       (23,882)

-----------------------------------------------------------------
Increase in cash and cash equivalents     119,161        271,901

Cash and cash equivalents,
   beginning of year                          215        119,376

-----------------------------------------------------------------
Cash and cash equivalents,
   end of year                           $119,376      $ 391,277
-----------------------------------------------------------------


See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001

----------------------------------------------------------------

Global Industrial Services Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 24, 1998. On March 30, 2000, the Company changed its name from Charger Ventures, Inc. to Global Industrial Services Inc. The Company, through its subsidiary Stothert Group, Inc., provides engineering, construction and project management services and provides, through its subsidiary AK Drilling, Inc., mineral and water drilling services.

1. Significant accounting policies:

   (a) Basis of presentation:

      These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stothert Group, Inc. and AK Drilling, Inc. AK Drilling group of companies is comprised of AK Drilling, Inc. and AK International, S.A. Stothert group of companies is comprised of Stothert Management Ltd., Stothert Engineering Ltd., Global Equipment Sourcing Ltd., Stothert Schultz International Inc., J.R. Lewis & Associates Ltd. and 988650 Enterprises Ltd. All inter-company transactions and balances have been eliminated on consolidation.

      These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations and at December 31, 2001, had a working capital deficiency of $2,095,121. Also, as described in note 7, the Company is in default on payments under acquisition loans. To March 15, 2002, the creditor(s) have taken no action on this default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern:

      (i) Raise additional capital through the sale of its capital stock;
      (ii)   Raise additional funds through financing agreements;
      (iii) Acquire additional profitable operating companies through the issuance of shares of capital stock and cash.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-------------------------------------------------------------------------


1. Significant accounting policies (continued):

   (a) Basis of presentation (continued):

      Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to liquidate assets and curtail or possibly cease operations and creditors, including under the acquisition loans described in note 7, maybe able to take action to realize on their security.

   (b) Cash and cash equivalents:

      Cash and cash equivalents include highly liquid investments with terms to maturities of three months or less at the date of purchase.

   (c) Inventories:

      Inventories of raw materials are stated at the lower of cost or market, determined on a first-in, first-out basis and replacement cost. Inventories are recorded net of any required obsolescence provisions.

   (d) Property and equipment:

      Property and equipment are stated at cost less accumulated depreciation. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is provided at rates which will reduce original cost to estimated residual value over the useful lives of the asset.

      The annual rates and methods used to compute depreciation are as follows:

      ------------------------------------------------------------------
      Asset                                           Method        Rate
      ------------------------------------------------------------------
      Drill rigs                               Straight-line       6.67%
      Automobiles and trucks                   Straight-line      10.00%
      Equipment                                Straight-line      10.00%
      Computer equipment and software      Declining balance     30.00%
      Office equipment, furniture
        and fixtures:
         Drilling                              Straight-line      10.00%
         Engineering                       Declining balance      20.00%
      Office building                          Straight-line       6.67%
      ------------------------------------------------------------------

      The cost of maintenance and repairs is expensed as incurred.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-----------------------------------------------------------------


1. Significant accounting policies (continued):

   (e) Goodwill:

      Goodwill represents the excess of purchase price on business acquisitions over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of five years.

   (f) Investments:

      Investments are carried at cost net of any impairment provisions.

   (g) Foreign currency translation:

      The functional currency of the Company is the United
      States dollar.

      The functional currency of the Company's subsidiary, AK Drilling, Inc. and its subsidiary, is the United States dollar. A.K. Drilling, Inc.'s monetary assets and liabilities denominated in other currencies are translated into United States dollars at rates in effect at the balance sheet date and other balance sheet items are translated at historical exchange rates. Statements of operations' items are translated using the average exchange rates prevailing during the period. Exchange gains and losses on translation are included in income.

      The functional currency of the Company's subsidiary, Stothert Group, Inc., is the Canadian dollar ("CAD"). Gains and losses on translation of balances in Stothert Group, Inc. originally denominated in other than Canadian dollars into Canadian dollars are included in the determination of net income. The translation of Stothert Group, Inc.'s Canadian dollar denominated financial statements into the Company's function currency, the United States dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date with statements of operations' items translated using average exchange rates prevailing during the period. Exchange gains and losses arising on the translation of Stothert Group, Inc.'s operations into the Company's functional currency are excluded from the determination of income and reported as cumulative translation adjustments on the consolidated statements of stockholders' equity and comprehensive income (loss).

   (h) Revenue recognition:

      The Company records revenue as services are performed. Engineering contract revenue is recognized on the percentage of completion basis using the cost of services performed as a percentage of the estimated total cost of services to be performed as a basis for calculating percentage complete. If a loss is anticipated on a contract, the total anticipated loss on the contract is recorded in the statement of operations when determined. Drilling services revenue is recognized based on delivered units of service under contracted rates per unit.

      Payments received in advance of the satisfaction of the Company's revenue recognition policies are recorded as deferred revenue.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
--------------------------------------------------------------------


1. Significant accounting policies (continued):

   (i) Income taxes:

      The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Changes in the net deferred tax assets or liabilities are included in income.

      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities on a change in tax rates is recognized in income in the period of enactment. To the extent that it is not considered more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

   (j) Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include the valuation of stock compensation and the amortization period of goodwill. Actual results may differ significantly from these estimates.

   (k) Net income (loss) per share:

      Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock issuances outstanding during the period.

   (l) Stock-based compensation:

      The Company accounts for its employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB")
      Opinion No. 25, "Accounting for Stock Issued to
      Employees", and related interpretations. As such, compensation expense under fixed plans is recorded only if the fair value of the underlying stock at the date of grant exceeds the exercise price.

      The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliability determined, as the services are performed and the stock awards are earned.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
---------------------------------------------------------------------

1. Significant accounting policies (continued):

   (l) Stock-based compensation (continued):

      SFAS No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 13.

   (m) Impairment of long-lived assets:

      The Company monitors the recoverability of assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews factors such as current market value, future asset utilization and business climate and compares the carrying value of the assets to the future undiscounted cash flows expected to result from the use of the related asset. If such cash flows are less than the carrying value, the impairment charge to be recognized equals the amount by which the carrying amount of the assets exceeds the fair value of the asset. Fair value is generally determined based on the estimated discounted future cash flows from the asset or assets.

   (n) Comprehensive income (loss):

      In the consolidated statements of stockholders' equity and comprehensive income (loss), the Company has presented comprehensive income (loss) and its components. Comprehensive income (loss) includes net income (loss) and other changes in the Company's equity that result from recognized transactions and other economic events of the period other than transactions with stockholders in their capacity as stockholders.

   (o) Recent accounting pronouncements:

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets".
      FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. FAS No. 142 changes the accounting for goodwill from an amortization method to an annual impairment test and is required to be applied prospectively effective January 1, 2002. Under this standard, the Company will be required to perform an initial benchmark test of impairment of goodwill within six months of adoption and subsequent annual tests of impairment of goodwill at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit's goodwill, the carrying value must be written down to fair value.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-------------------------------------------------------------------


1. Significant accounting policies (continued):

   (o) Recent accounting pronouncements (continued):

      For the Company, it is anticipated that goodwill will be assigned to the Stothert Group, Inc. and AK Drilling, Inc. reporting units and that the annual assessment for impairment will be done at those levels. Upon the adoption of this standard, goodwill will no longer be amortized.

      In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of".
      FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amounts and fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company will be required to implement FAS No. 144 in fiscal 2002.

      Currently, the Company does not believe that the impact of the adoption of FAS No.'s 143 and 144 would be material to its historically reported financial results.

   (p) Comparative figures:

      Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. Inventories:

    ----------------------------------------------------------
                                             2000        2001
    ----------------------------------------------------------

    Raw materials                        $185,801    $299,000
    ----------------------------------------------------------

   Inventories consist principally of drilling pipe and drilling supplies.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
--------------------------------------------------------------


3. Property and equipment:

   ------------------------------------------------------------------
                                            Accumulated      Net book
   December 31, 2000                Cost   depreciation         value
   ------------------------------------------------------------------

   Drill rigs                 $2,902,922       $602,412    $2,300,510
   Automobiles and trucks        486,440        142,788       343,652
   Equipment                     433,099         88,572       344,527
   Computer equipment and
     software                    360,999        286,721        74,278
   Office equipment, furniture
     and fixtures                307,201        282,008        25,193
   Office building                 1,735            434         1,301
   ------------------------------------------------------------------
                              $4,492,396     $1,402,935    $3,089,461
   ------------------------------------------------------------------


   ------------------------------------------------------------------
                                            Accumulated      Net book
   December 31, 2001                Cost   depreciation         value
   ------------------------------------------------------------------

   Drill rigs                 $3,029,952       $811,180    $2,218,772
   Automobiles and trucks        416,695        176,120       240,575
   Equipment                     617,034        129,074       487,960
   Computer equipment and
      software                   348,702        295,899        52,803
   Office equipment, furniture
      and fixtures               288,993        270,495        18,498
   Office building                 1,735            549         1,186
   ------------------------------------------------------------------
                              $4,703,111     $1,683,317    $3,019,794
   ------------------------------------------------------------------

   Depreciation expense recorded in the statements of operations for the years ended December 31, 2000 and 2001 was $214,492 and $309,192, respectively.

   During the year ended December 31, 2001, equipment aggregating $81,562 (2000 - $395,000) was acquired through capital lease arrangements.

4. Investments:

  (a) Stothert invested $100,591 (2000 - $106,667) (CAD
      $160,000) in 160,000 non-voting preferred shares of Lakes Ranch Ltd. on August 30, 1996. Lakes Ranch Ltd.
      is owned and controlled by a stockholder of the Company.

  (b) The Company exercised an option to acquire 48.4% of the issued and outstanding shares of Sharpshooter Resources, Inc. from a stockholder on January 11, 2000 in exchange for 3,461,538 shares of common stock of the Company. This acquisition was valued at the stockholder's historical cost basis of $225,000. During 2000, the recoverability of this investment became impaired and the Company sold its share and any recoverability thereon to a company controlled by a stockholder for forgiveness of $50,000 of advances received from that party. In addition, the Company received the right to receive 25% of any net recovery from this investment. No amounts have been received to December 31, 2001.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001



4. Investments (continued):

  (c) In 2001, the Company paid cash of $19,367 and issued 25,000 shares of common stock with a market value of $16,250 to the stockholder of Trisil Minerals, Inc. ("Trisil") in exchange for a 180-day option to purchase Trisil. In addition, the Company incurred capital costs of $1,220 related to this investment. The Company wrote off $36,837 of costs associated with the option upon its expiry in 2001.

5. Acquisitions:

   During the second quarter of 2000, the Company completed the acquisition of AK Drilling, Inc. and Stothert Group,
   Inc. Both acquisitions are recorded using the purchase method of accounting.

   On April 6, 2000, the Company acquired AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (market value at the acquisition date). At December 31, 2001, $628,000 of the cash portion of the purchase price remained unpaid (see note 7).

   On April 26, 2000, the Company acquired Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (market value at the acquisition date). At December 31, 2001, $546,300 of the cash portion of the purchase price remained unpaid (see note 7).

   The operations of the acquired entities have been included in the statements of operations from the dates of acquisition. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

   ----------------------------------------------------------
                                               AK    Stothert
                                         Drilling       Group
   ----------------------------------------------------------

   Cash (bank indebtedness)              $(80,367)   $ 36,729
   Accounts receivable                    436,710     997,265
   Inventory                              101,432           -
   Fixed assets                         2,667,132     109,660
   Other receivables                        5,511           -
   Other assets                            43,093     117,414
   Accounts payable                     (122,351)   (856,816)
   Taxes payable                         (63,125)           -
   Notes payable                      (1,230,909)     (3,322)
   Deferred revenue                             -   (373,533)
   Goodwill                                30,374     985,642

   ----------------------------------------------------------
   Total consideration                 $1,787,500  $1,013,039
   ----------------------------------------------------------



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
--------------------------------------------------------------------


5. Acquisitions (continued):

   Subsequently, in 2000 the Company issued 95,707 shares of stock, valued at $143,712 to former shareholders of Stothert to settle accounts payable and accrued expenses.

   Goodwill recorded through acquisitions totaled $1,016,016 and is being amortized over five years. Amortization expense recorded in the statements of operations for the year ended December 31, 2001 totals $203,203 (2000 - $135,975).

   In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095.

6. Bank indebtedness:

   The First Citizens Bank Operating Line was established in 2000 and is for a maximum amount of $100,050. The First Citizens Bank Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed annual rate of 9.25%. The balance due as of December 31, 2001 was $75,949 (2000 - $59,889). In 2000, the Company also had an overdraft of $26,565.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
--------------------------------------------------------------------


7. Payable on acquisition of subsidiaries:

   ----------------------------------------------------------
                                             2000        2001
   ----------------------------------------------------------

   AK Drilling, Inc.                     $768,000    $628,000
   Stothert Group, Inc.                   546,300     546,300
   ----------------------------------------------------------

                                       $1,314,300  $1,174,300
   ----------------------------------------------------------

   The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc. (note 5). The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement. The remaining operations of the Company are summarized as follows:

   ----------------------------------------------------------

   Balance Sheet information
   as at December 31, 2001

   Current assets                                    $201,095
   Other current liabilities                          870,990

   Statement of Operations information
   Year ended December 31, 2001

   Interest income                                   $    832

   Operating expenses                               2,072,868
   Other expenses                                     246,273
   ----------------------------------------------------------
   Total expense                                    2,319,141

   ----------------------------------------------------------
   Loss                                            $2,318,309
   ----------------------------------------------------------



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-------------------------------------------------------------------


8. Long-term debt:

   ----------------------------------------------------------
                                             2000        2001
   ----------------------------------------------------------

   FCB Consolidation (a)                 $734,715    $557,461
   Sellars Financial Inc. (b)                   -     275,968
   Center Capital 3 (c)                   272,768     237,558
   Maricopa Equity Management Corp. (d)         -     100,000
   FCB Trucks (e)                          42,992      29,996
   Dateline Drilling (f)                        -      26,808
   Kettle Drilling (g)                     33,000       2,750
   Security Bank (h)                        5,160           -
   Security Bank (i)                        5,062           -
   ----------------------------------------------------------
   Total                                1,093,697   1,230,541
   Less:  current portion               (331,816)   (553,528)

   ----------------------------------------------------------
   Long-term portion                     $761,881    $677,013
   ----------------------------------------------------------

   Maturities of long-term debt are as follows:

       ------------------------------------------

       2002                              $553,528
       2003                               366,196
       2004                               203,407
       2005                                50,579
       2006                                56,831

       ------------------------------------------
                                       $1,230,541
       ------------------------------------------

   The Company's long-term debt agreements, as described below, do not contain any financial covenants.

  (a) The Company is obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The First Citizens Bank loan consolidated several capitalized leases along with other notes payable so as to lower the Company's overall interest costs. The note bears interest at a fixed annual rate of 8.25% per year with monthly payments of $19,253, and will be fully repaid as of August 2004. The balance due as of December 31, 2001 was $557,461 (2000 - $734,715). The loan is secured by all inventory, accounts receivable, equipment and general intangibles.

  (b) On November 15, 2001, the Company issued a convertible note for $251,130 (CAD $400,000). The Company received an additional $31,391 (CAD $50,000) on December 5, 2001, and an additional $94,174 (CAD $150,000) on December 12, 2001. Interest payable on this note accrues at an annual rate of thirty percent and is payable monthly commencing 30 days following the advance of funds under the note. The note matures on November 15, 2002.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
---------------------------------------------------------------------


8. Long-term debt (continued):

  (b) (continued):

      The holder has the right to convert up to fifty percent of any outstanding unpaid principal and interest at any time the Company's shares of common stock is trading at a price of $1.00 or greater for a period of ten consecutive trading days. The conversion price per share shall be eighty percent of the average closing bid prices for the common stock for the five trading days prior to but not including the Conversion Date. On maturity date, the holder has the right to convert any unpaid principal portion of this note of $50,000 or greater, or any lesser amount representing the full remaining outstanding and unpaid principal portion, and the monthly interest, into the Company's common stock at the conversion price. The beneficial conversion option amount related to the convertible instrument is $124,642 and is recorded as a debt discount and additional paid in capital and recognized over the term to maturity of the loan as additional interest expense.

      The holder of the convertible note will receive one warrant to purchase one share of common stock for each dollar of principal or interest converted under this note. The warrant shall be exercisable for a period of one year from the date of issue at the exercise price of eighty percent of the average closing bid prices for the common stock for the five trading days prior to but not including the exercise date. The fair value of the warrants at the commitment date of $30,468 will be recognized upon conversion.

  (c) The Center Capital loan bears interest of 9.0% per year, and is payable in monthly installments totaling $61,680 per year. The balance due as of December 31, 2001 was $237,558 (2000 - $272,768), and
      will be fully repaid as of September 2006. This loan is secured by liens on certain drill rigs and other equipment.

  (d) On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The premium was paid on August 23, 2001 as per the original terms of the convertible debenture agreement. The convertible debenture bears interest at 180% per year. At any time the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding its issuance date, or (b) 80% of the lowest closing bid price for Company's common stock during the five trading days prior to and including the conversion date. The conversion price is subject to certain adjustments should the Company grant stock options, declare a stock split, issue additional shares of capital stock or issue convertible debt. The beneficial conversion feature valued at $25,000 has been recorded as additional paid in capital and is recognized as additional interest expense during 2001 over the term of the debenture using the interest method. Any remaining principal balance is to be automatically converted into common stock of the Company on June 22, 2003.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
----------------------------------------------------------------------


8. Long-term debt (continued):

  (e) The Company is obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note bears interest at a fixed rate of 7.75% per year with monthly payments of $1,314. The balance due as of December 31, 2001 was $29,996 (2000 - $42,992). The loan is secured by liens on certain trucks.

  (f) The Company is obligated to Dateline Drilling,
      Inc. under a demand note in the principal amount of $25,000 plus accrued annual interest at prime plus 1%.
      All outstanding principal and accrued interest is due on January 26, 2002.

  (g) The Company is obligated to Kettle Drilling under a 12-month promissory note dated December 2000, in the principal amount of $33,000. Payments of $2,750 per month commence in January 2001, and no interest has been paid or accrued as of December 31, 2000, in accordance with the terms of the promissory note. The note is non-interest bearing unless payments are late, in which case interest due on the late payment amounts at 18% per year. The balance due as of December 31, 2001 was $2,750 (2000 - $33,000). This note is guaranteed by a stockholder of the Company.

  (h) The Company is obligated to Security Bank under a 60-month promissory note dated November 7, 1996 in the principal amount of $24,086. The note bears interest at a fixed rate of 7.3% per year with monthly payments of $485. The balance due as of December 31, 2001 was $nil (2000 - $5,160).

  (i) The Company is obligated to Security Bank under a 60-month promissory note dated April 23, 1996 in the principal amount of $49,103. The note bears interest at a fixed rate of 8.75% per year with monthly payments of $1,020. The balance due as of December 31, 2001 was $nil (2000 - $5,062).

9. Obligations under capital leases:

   The Company is obligated to Dateline Drilling, Inc. under a 24-month lease arrangement dated May 20, 2000 to make monthly payments of $16,651 with a final payment of $38,000.00 at the end of the 24-month lease. The balance as of December 31, 2001 was $184,956 (2000 - $281,462).
   The implicit interest rate is 10.47%.

   The Company is obligated to Wells Fargo Equipment Finance, Inc. under a 48-month lease arrangement dated September 24, 2001 to make monthly payments of $1,779 with a final payment of $8,156 at the end of the 48-month lease. The balance due as of December 31, 2001 was $77,510 (2000 - $nil). The implicit interest rate is 6.36%.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
---------------------------------------------------------------------


9. Obligations under capital leases (continued):
   At December 31, 2001 and 2000, the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included in capital assets were as follows:

   ----------------------------------------------------------
                                             2000        2001
   ----------------------------------------------------------

   Drill rigs                            $395,000    $395,000
   Automobile and trucks                        -      81,562
   ----------------------------------------------------------
                                          395,000     476,562
   Less accumulated amortization         (17,556)    (45,248)

   ----------------------------------------------------------
                                         $377,444    $431,314
   ----------------------------------------------------------

   Capital lease repayments are due as follows:

       ------------------------------------------

       2002                              $209,220
       2003                                21,355
       2004                                21,355
       2005                                24,172
       ------------------------------------------
       Total minimum lease payments       276,102
       Less amount representing interest
        (at rates ranging from 6.36%
        to 10.47%)                        (13,636)
       -------------------------------------------
       Present value of capital lease
        obligations                       262,466
       Less:  current portion             201,869

       -------------------------------------------
       Obligation under capital leases,
        excluding current portion        $ 60,597
       -------------------------------------------

   Interest of $21,342 (2000 - $19,675) relating to capital lease obligations has been included in interest expense.

10. Advances from affiliated parties:

   Advances from affiliated parties are non-interest bearing, unsecured and due on demand. Advances of $239,642 (December 31, 2000 - $35,000) are owed to a stockholder of the Company. Advances of $106,897 (December 31, 2000 - $1,015,323) are owed to a company controlled by a stockholder of the Company. In 2001, the Company issued 4,599,751 shares of common stock to a company controlled by a stockholder as settlement of $1,379,925 in advances from affiliated parties.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-----------------------------------------------------------------------


11. AK International, S.A. operations:

   In 2000 and 2001, AK International, S.A. conducted contracted drilling activities in Peru, S.A. Drilling ceased in 2001 when the Company's drilling contract was cancelled. The Company removed its major assets and contract personnel from Peru, S.A. The revenue from these operations was $300,791 (2000 - $563,484) with net income
   (loss) of $(196,689) (2000 - $158,369).  The remaining
   assets in Peru including inventory and property and equipment were not recoverable. The Company recognized a write-down of property and equipment of $58,401 and a write-down of inventory in cost of sales of $35,405.

12. Income taxes:

   Income tax expense differs from the expected expense if United States Federal rates were applied to earnings before tax. The principal features causing these differences are shown below.

   ---------------------------------------------------------------------
                                             2000               2001
   ---------------------------------------------------------------------

   United States                         $(1,040,975)       $(2,283,565)
   Foreign                                   246,696         (1,104,239)
   ---------------------------------------------------------------------
                                            (794,279)        (3,387,804)

   Non-deductible amortization of goodwill   135,975            203,203
   Non-deductible write-off of goodwill            -            657,095
   Tax loss carryforward                     658,304          2,527,506

   ---------------------------------------------------------------------
   Total tax provision                   $         -         $        -
   ---------------------------------------------------------------------


   The Company has net operating losses aggregating approximately $3,454,000. $38,000 expire in 2019,
   $658,000 expire in 2020 and $2,758,000 expire in 2021.
   Significant components of the Company's deferred tax assets and liabilities are as follows:

   ----------------------------------------------------------
                                            2000        2001
   ----------------------------------------------------------

   Deferred tax asset (at effective
    income tax rate of 34%):
      Loss carryforwards                 $223,720    $937,720
      Less valuation allowance           (223,720)   (937,720)

   -----------------------------------------------------------
   Net deferred tax assets               $      -    $      -
   -----------------------------------------------------------



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001

---------------------------------------------------------------------

12. Income taxes (continued):

   Management believes it is not more likely than not that it will create sufficient taxable income to realize its deferred tax asset. As a result, the Company has provided a valuation allowance on the deferred tax asset. Due to its losses, the Company has no income tax expense.

13. Capital stock:

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

   Pursuant to APB 25, the Company has recorded employee compensation expense of $16,250 during the year ended
   December 31, 2001 (2000 - $125,000).

   A summary of stock option transactions is as follows:

   ------------------------------------------------------------
                                            2000         2001
   ------------------------------------------------------------

   Outstanding, beginning                $      -    $2,000,000
   Granted at an exercise price of
     $0.25 per share                      500,000             -
   Granted at an exercise price of
     $0.50 per share                    1,500,000             -

   ------------------------------------------------------------
   Outstanding, ending                 $2,000,000    $2,000,000
   ------------------------------------------------------------

   Exercisable, ending                 $2,000,000    $2,000,000
   ------------------------------------------------------------

   Weighted average remaining life
     of options outstanding               2 years        1 year
   ------------------------------------------------------------

   The Company accounts for its employee stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provision of SFAS No.
   123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

   ----------------------------------------------------------
                                             2000        2001
   ----------------------------------------------------------

   Risk free interest rate                 6.375%           -
   Life of the options                    2 years           -
   Expected dividend yield                     0%           -
   Expected volatility                         0%           -
   Weighted fair value of options granted   $0.12           -
   ----------------------------------------------------------



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001
-----------------------------------------------------------------------


13.Capital stock (continued):

   Accordingly, the Company's pro forma net loss and net loss per share, assuming compensation cost was determined under SFAS No. 123, would have been the following:

   ---------------------------------------------------------------------
                                                  2000              2001
   ---------------------------------------------------------------------

   Net loss as reported                      $(794,279)     $(3,387,804)
     Additional compensation expense for
      fair value of employee options         $(115,000)       $(115,000)
     Net loss - pro forma                    $(909,279)     $(3,502,804)
     Basic and diluted loss per share          $ (0.10)         $ (0.22)

   ---------------------------------------------------------------------


14. Income per share:

   Diluted loss per share has not been disclosed as the net effect of common shares issuable upon the exercise of options and upon conversion of convertible debentures would be anti-dilutive. Common shares held in escrow of 5,000,000 for future debt conversion, if any, at December 31, 2001 have been excluded from the calculation of weighted average number of shares of common stock.

15. Financial instruments:

  (a) Fair value:

      The carrying value of cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of the items. The estimated fair value of long-term debt and obligations under capital leases approximates their carrying value as they bear interest at rates approximating current market rates.

      The estimated fair value of advances from affiliated parties is not practical to determine due to their related party nature and the absence of a secondary market for such instruments. The estimated fair value of the Company's investment in Lakes Ranch Ltd. is not readily determinable due to the absence of a secondary market for such an instrument.

      In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material affect on the estimated fair value amounts for financial instruments. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001

------------------------------------------------------------------------


15. Financial instrument (continued):

  (b) Foreign currency risk:

      The Company, through its subsidiaries, operates internationally which gives rise to a risk that earnings and cash flows may be negatively impacted by fluctuations in foreign exchange rates. To the date of these financial statements, the Company has not entered into foreign currency hedging or other derivative arrangements.

  (c) Concentrations of credit risk:

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. To reduce credit risk, cash equivalents are only held at major financial institutions and management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

16. Commitments and contingencies:

  (a) Operational leases:

      AK Drilling rents on-site office and living quarters on a per-job basis. The terms of the leases range from a month-to-month to a maximum of a six month lease. Stothert leases premises under an operating lease which expires in 2005. The aggregate minimum annual rental payments over the next five years are $170,455 (CAD $271,500) per year.
      Stothert leases office equipment and the payment
      schedule is as follows:

       ------------------------------------------

       2002                              $  7,963
       2003                                 7,963
       2004                                 6,434
       2005                                 4,814
       2006                                 1,216

       ------------------------------------------


      Rent expenses included in the statements of operations for the year ended December 31, 2000 and 2001 was $150,916 and $194,327, respectively.

  (b) Letters of credit:

      Stothert has issued standby letters of credit totaling
      $133,160 (CAD $211,800) relating to contracts in progress. These standby letters of credit will expire on December 31, 2002.



GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001

----------------------------------------------------------------------


17. Geographic areas and industry segments:

   The Company defines an operating segment as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. The Company's chief operating decision maker has been identified as the Chairman, who reviews operating results for the entity as a whole in making decisions about allocating resources and assessing performance for the Company.

   The Company currently operates in two principal segments, engineering services and drilling services.

   The Company's foreign operations are conducted by Global, Stothert ("Engineering") and AK International
   ("Drilling").

   --------------------------------------------------------------
                                             2000            2001
   --------------------------------------------------------------

   Interest expense:
     Drilling                            $131,996        $109,995
     Engineering                                -               -
     Global                                     -         208,590

   --------------------------------------------------------------
                                         $131,996        $318,585
   --------------------------------------------------------------

   Depreciation and amortization:
     Drilling                            $198,837        $284,055
     Engineering                          151,630         228,340

   --------------------------------------------------------------
                                         $350,467        $512,395
   --------------------------------------------------------------

   Segment profit (loss):
     Drilling                            $263,603       $(162,791)
     Engineering                           88,327        (907,550)
     Global                            (1,146,209)     (2,317,463)

   ---------------------------------------------------------------
                                        $(794,279)    $(3,387,804)
   ---------------------------------------------------------------

   Segment assets:
     Drilling                          $3,711,253      $3,485,501
     Engineering                        1,616,514         683,589
     Global                                37,446         201,095

   ---------------------------------------------------------------
                                       $5,365,213      $4,370,185
   ---------------------------------------------------------------

   Segment property and equipment
    additions:
     Drilling                            $501,914        $419,950
     Engineering                           17,719          15,734

   ---------------------------------------------------------------
                                         $519,633        $435,684
   ---------------------------------------------------------------



 GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001



17. Geographic areas and industry segments (continued):

   Sales to the Company's major customers representing more than 10% of the total revenues included:

   ---------------------------------------------------------------
   Year ended December 31,                     2000           2001
   ---------------------------------------------------------------

   Customer A                            $2,059,659     $1,058,732
   Customer B                             1,217,410        400,943
   Customer C                                     -        498,817
   ---------------------------------------------------------------


   The following geographic area data for trade revenues is
   based on product or service delivery location and
   property, plant, and equipment is based on physical
   location.
   ---------------------------------------------------------------
                                               2000           2001
   ---------------------------------------------------------------

   Revenues from external customers:
      United States                      $2,415,074     $2,116,691
      Canada                              2,440,681      2,350,811
      Peru                                  563,484        300,791

   ---------------------------------------------------------------
                                         $5,419,239     $4,768,293
   ---------------------------------------------------------------

   Segment assets:
      United States                      $3,127,800     $3,485,501
      Canada                              1,653,960        884,684
      Peru                                  583,453              -

   ---------------------------------------------------------------
                                         $5,365,213     $4,370,185
   ---------------------------------------------------------------


GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 2001

------------------------------------------------------------------------

18. Supplemental information:

    ---------------------------------------------------------------
                                      Year ended    Year ended
                                     December 31,  December 31,
                                            2000          2001
    ---------------------------------------------------------------

   (a) Cash flow information:

       Changes in operating assets
        and liabilities:
         Accounts receivable             $489,944    $387,132
         Prepaid expenses                (70,661)     109,068
         Inventories                     (84,369)   (148,604)
         Accounts payable               (211,900)     377,352
         Accrued liabilities               54,751     129,005
         Deferred revenue               (337,454)      39,428

    ---------------------------------------------------------------
                                       $(159,689)    $893,381
    ---------------------------------------------------------------

   (b) Supplementary cash flow disclosure:

       Cash paid for:
          Interest                        $131,996    $183,362
          Income taxes                           -           -

       Non-cash transactions:
          Property and equipment
           acquired by capital lease      (395,000)    (81,562)
          Shares issued as settlement
           of payables                           -   1,721,335
          Shares issued for options
           to purchase                                  16,250
          Convertible debenture
           conversion feature                          149,642

    ---------------------------------------------------------------

   (c) Allowance for doubtful accounts:

       Opening balance                    $      -    $123,213
       Bad debt expense                    246,439      18,547
       Write-offs and settlements          (123,226)    (1,454)

    ---------------------------------------------------------------
       Closing balance                     $123,213   $140,306
    ---------------------------------------------------------------



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has engaged the accounting firm of KPMG LLP to serve as the Registrant's new principal independent accountant.
KPMG LLP replaces Merdinger, Fruchter, Rosen & Corso, P.C. as the
Registrant's principal auditor.

The dismissal of the firm of Merdinger, Fruchter, Rosen & Corso,
P.C., was approved by the Board of Directors of the Registrant on February 21, 2002.

The former accountant's report on the financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding the dismissal of Merdinger, Fruchter, Rosen & Corso, P.C. there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

The firm of KPMG LLP was engaged by the Board of Directors as the new certifying accountants on March 4, 2002.

A letter addressed to the Securities and Exchange Commission from the former accountant stating its agreement with the disclosures made in this filing is filed at Exhibit 16 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Name             Age    Position               Director Since

Terry Kirby      54     President, Secretary,  December 10, 1999
                        Treasurer
                        and Director

Information as to our officer/director and key employees is as follows:

Terry A. Kirby

Terry Kirby is currently the sole officer and director of the Company. Mr. Kirby has been Chairman, CEO and Director of the Electronic Identification Inc, a publicly traded reporting company, since its inception and was a director of the predecessor company, RFID Systems Corp. since 1996. From 1997 to 1998, Mr. Kirby served as President of Crescendo Corporate Development, Inc., a company involved in corporate development, promotion and investor relations. From 1996 to 1997, he was Vice-President, Corporate Development of Alpine Exploration Corporation, currently African Minerals on the CDNX, a company involved in precious metals exploration in Western Africa. From 1994 to 1996, Mr. Kirby was responsible for Corporate Development for Kensington Resources Ltd., a public company involved in a joint venture diamond exploration program in Saskatchewan with Monopros, a DeBeers company. From 1993 to 1994, he was Vice-President, International Sales and Marketing of Hot In-Place Asphalt Recycling Inc, an international company providing rehabilitation methods to various government agencies, and from 1989 to 1992 he was a principal of R.W. Blacktop Ltd., a company that provides environmentally and economically sound asphalt highway resurfacing solutions. From 1986 to 1989, Mr. Kirby was Managing Partner of First Marketing Inc., a company that developed Kingman Island, an interactive theme park in Washington, D.C. and Harbour Front, a redevelopment project on Toronto's waterfront. From 1983 to 1986, he was Director, Corporate Sponsorships of EXPO '86, the World Exposition in Vancouver, BC Canada.

Key Employees

Reg D. Berry, 57, Managing Director

Mr. Berry has served as Global's Managing Director since May 2000. Although the title of his position is Managing Director, he does not sit on the Board of Directors of Global. His duties in that capacity are to monitor the operations of Stothert and AK Drilling on Global's behalf. He is also in charge of the day to day operations of Global. Mr. Berry is an Alberta, Canada-based businessman with extensive experience in commercial real estate brokerage, the investment industry and investment banking. He is a graduate of the University of Saskatchewan and has completed merchant banking and commercial real estate transactions in excess of $750 million. He is president of R.D. Berry Consulting, Inc. and his own private investment holding company. Mr. Berry is also a recipient of the Governor General of Canada's award for community service for his volunteer work with the YMCA and other organizations.

Winston D. Stothert, 78, President of Engineering Division

Mr. Stothert is the President and CEO of Stothert Group Inc., an engineering and management-consulting firm. He has experience in the management of large scale manufacturing operations and in design, construction, start-up and financial control for major projects with particular emphasis in chemicals manufacturing, pulp and paper, wood products processing, electric power and shipping terminals. Through his management of Stothert Group Inc., Winston Stothert is experienced in conducting pre-engineering, site investigations, environmental studies, financial planning, market research, project and construction management, training and start-up, and operations management. Projects have been undertaken across Canada and in more than 60 other countries. Mr. Stothert holds a Bachelor of Science degree from the University of Alberta and Master of Science degree from the University of Toronto.

Anthony King

Anthony King, 42, started out in the drilling business in 1979. Mr. King is the founder and president of the Company's subsidiary, A.K.Drilling, Inc. AK Drilling is a full service drilling company that provides expert water well drilling, minerals exploration, construction drilling, and environmental testing services in Montana and throughout the Western United States. Mr. King started A.K.Drilling in 1996 and currently operates 10 rigs in water well and oil and gas drilling programs and mineral exploration. A.K.Drilling has offices in Montana and Peru.

Conflicts of Interest Related to Other Business Activities

Certain persons serving as our officers, directors and key employees have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Messrs. Kirby and Berry do not devote their full time to our business. Mr. Kirby devotes approximately 50% of his time to our business and Mr. Berry devotes approximately 75% of his time to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's sole officer and director and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Currently, our officers, directors, and management personnel are reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our President. None of other significant employees total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2002. Our Board of Directors has adopted an incentive stock option plan for our executive officers, key employees and consultants which could result in additional compensation.

                      Annual compensation         Long term compensation
                      -----------------------------------------------------------
                                              Awards                      Payouts
                                              -----------------------------------
                                                             Securities
                                     Other                   underlying            All
                                     Annual   Restricted     options/     LTIP     Other
Name and              Salary  Bonus  Comp.    Stock Awards   SARs         Payouts  Comp.
Position        Year  ($)     ($)    ($)      ($)            (#)          ($)      ($)
-----------------------------------------------------------------------------------------

Terry Kirby,    2000      0      0     0               0      450,000         0       0
President,      2001      0      0     0               0            0         0       0
Secretary,
Treasurer
-----------------------------------------------------------------------------------------
Anthony King    2000  66,981     0     0               0            0         0       0
                2001  25,732     0     0               0            0         0       0
-----------------------------------------------------------------------------------------
Winston         2000  60,600     0     0               0            0         0       0
Stothert,       2001  93,000     0     0               0            0         0       0
President of
Engineering
Division
-----------------------------------------------------------------------------------------


Compensation of Directors

Our director, Terry Kirby, who is also our employee, receives no extra compensation for his service on our board of directors.

Employment Contracts

We anticipate that we will enter into an employment agreement with Reg Berry by the first quarter of 2002, although we do not know the terms of that proposed agreement. We have no other employment contracts with any of our employees.

Stock Option Plan

Under the Stock Plan maintained by the Company, the Company can grant incentive stock options and non-qualified stock options to officers, key employees, consultants and directors of the Company at a price not less than $0.25 per share. The maximum number of shares which may be issued under the plan is 2,000,000.

On January 14, 2000, the Company granted options to purchase 2,000,000 shares of common stock. 500,000 shares are exercisable at $0.25 per share and 1,500,000 shares are exercisable at $0.50 per share. The options vested immediately and expire in three years. 200,000 of the options granted to Terry Kirby are exercisable at $0.25 per share. The remaining 250,000 options granted to Mr. Kirby are exercisable at $0.50 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth each person known to us, as of January 10, 2002, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of April 12, 2002, there were 24,971,931 common shares issued and outstanding and 2,550,000 shares issuable upon exercise of warrants or options which are exercisable within 60 days.

Name and Address                 Shares Owned        Percent of
                                 Beneficially          Class

Terry Kirby                       3,911,528 (1)        14.2%
14th Floor, 609 Granville St.
Vancouver, B.C.  V6Y 1G5

Abbacy Holdings Inc.              4,023,125            14.6%
1174 Croft Road
North Vancouver, B.C. V7K
1K1

Sellars Financial Inc.            5,000,000 (2)        18.2%
10416 Fairmount Drive S.E.
Calgary, Alberta T2J 0S7

Stuart Brazier                    2,036,667 (3)         7.4%
Lot 77, Villa Orida, Orient Bay
St. Martin
French West Indies

Officer/Director as a             3,911,528            14.2%
group (1 person)
_______________________________

(1) Includes 450,000 options currently exercisable expiring on January 14, 2003.

(2) These shares are presently held in escrow as collateral against a convertible promissory note. Until disbursed to Sellars upon conversion or, in the case of default, in full satisfaction of the debt, Sellars has no voting rights or investment power with respect to these shares. Sellars Financial
Inc. is controlled by Robert Sellars.

(3) Includes 900,000 shares underlying options currently exercisable expiring on January 14, 2003 and 970,000 shares owned by Anderson Clarke, a company controlled by Mr. Brazier.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 7, 2000, the Company entered into an option agreement to acquire from Terry Kirby, the sole director and officer of the Company, a 48.4% interest in Sharpshooter Resources, Inc. and 100% of a Cause of Action against an individual who owns 50% of Sharpshooter. Sharpshooter fabricates large-scale equipment primarily for the oil field services and drilling industry. Consideration for this purchase was valued at the optionor's historical cost basis of $225,000, which was satisfied by the issuance of 3,461,538 shares of its common stock at a price $0.065 per share. During the year ended December 31, 2000, the recoverability of this investment became impaired and the Company sold its shares and any recoverability thereon to St. George Capital Corp. for forgiveness of $50,000 of advances received from St. George and the right to receive 25% of any net increases from this investment.

Winston Stothert is the President and CEO of Stothert Group Inc., which is a subsidiary of the Company. Mr. Stothert is also the President of the engineering division of the Company.
Mr. Stothert leases a portion of the office space leased by Stothert Group Inc. to the Company for approximately $700 per month. There is no lease or rent agreement between Stothert and the Company.

St. George Capital Corporation provided services to the Company pursuant to a Management Agreement dated October 2, 2000. The term of the Agreement is two years and is automatically renewed for additional periods of one year unless terminated upon 60 days' written notice to the other party. Under the Agreement, St. George provided financial consulting, management services and all secretarial, phone answering and copying services to the Company for a fee of $15,000 per month. In addition, St. George provided certain equipment, including computer, telephone, Internet and fax. On October 1, 2001, the management arrangement was cancelled. St. George will provide services as needed on a month to month basis.

At December 31, 2001, the Company was advanced $106,897 from St.
George Capital Corp., a company controlled by Terry Kirby. The advances are non-interest bearing, unsecured and due on demand.

At December 31, 2001, Anthony King, a stockholder and an officer of the Company's AK Drilling subsidiary, advanced the Company monies totalling $239,642. The advances are non-interest bearing, unsecured and due on demand.

Advances payable by the Company was $1,015,323 at December 31, 2000, and was owed to St. George Capital Corp. and Anthony King.
$1,013,039 of this payable was settled in February 2001, by the issuance of common shares in the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   Number      Description

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

     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.1      Stock Option Plan (incorporated by reference to
               Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.2 Convertible Note issued to Sellars Financial Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.3 Option to Purchase Property Agreement Carl D. Huston and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.4 Share Purchase Agreement between AK Drilling, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.5 Share Purchase Agreement between the Shareholders of Stothert Group Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.6 Agreement and Licence granting Stothert the right to use the Skewed Gas Flow Technology (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     10.7 Management Agreement with St. George Capital Corp. (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

     16.1      Letter on change in certifying accountant
               (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on March
               8, 2002).

     21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

(b)  Reports on Form 8-K:

      March 8, 2002  On February 21, 2002, the
                     Registrant engaged the accounting firm of KPMG LLP to serve as the Registrant's new principal independent accountant to replace Merdinger, Fruchter, Rosen & Corso, P.C. as the Registrant's principal auditors.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) GLOBAL INDUSTRIAL SERVICES, INC.


                         By:/s/ Terry Kirby
                                President

                         Date:  April 16, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:/s/ Terry Kirby
                                President, Secretary/Treasurer and Director

                         Date:  April 16, 2002