Form 10QSB
period 2002-03-31
GLOBAL INDUSTRIAL SERVICES INC
filed 2002-05-17
CIK 1109152

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________



                Commission File Number: 000-29983


                GLOBAL INDUSTRIAL SERVICES, INC.
     (Exact name of registrant as specified in its charter)


           Nevada                                   98-0203485
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                14th Floor, 609 Granville Street
                 Vancouver, B.C. Canada V6Y 1G5
            (Address of principal executive offices)

Registrant's telephone number, including area code (604) 683-8358

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 26,448,931 shares of common stock issued and outstanding as of May 15, 2002.

                              INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.   Financial Statements

     Consolidated Balance Sheets.........................................   4

     Consolidated Statements of Operations (Unaudited)...................   5

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) (Unaudited).............................   6

     Consolidated Statements of Cash Flows (Unaudited) ..................   7

     Notes to Financial Statements.......................................   8

Item 2.   Management's Discussion and Analysis and Plan of Operation.....  26

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  31

Item 2.   Changes in Securities..........................................  31

Item 3.   Defaults Upon Senior Securities................................  31

Item 4.   Submission of Matters to a Vote of Security Holders............  31

Item 5.   Other Information..............................................  31

Item 6.   Exhibits and Reports on Form 8-K...............................  31

Signatures...............................................................  33

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


            Consolidated Financial Statements of

            GLOBAL INDUSTRIAL SERVICES INC.
            (Expressed in U.S. Dollars)
            (unaudited)

            March 31, 2002 and December 31, 2001

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                      December 31,        March 31,
                                              2001             2002
                                         (Audited)      (Unaudited)
-------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents            $   391,277      $   141,350
  Accounts receivable (note 18(c))         466,982          424,528
  Due from director                          4,746           14,020
  Prepaid expenses                          22,552           51,206
  Inventories (note 2)                     299,000          313,147
  -----------------------------------------------------------------
  Total current assets                   1,184,557          944,251

Property and equipment (note 3)          3,019,794        2,989,746
Investments (note 4)                       100,591          100,336
Goodwill (note 5)                           19,743           19,743
Equipment lease deposit                     45,500           45,500

-------------------------------------------------------------------
Total assets                            $4,370,185       $4,099,576
===================================================================


Liabilities and Stockholders' Equity

Current liabilities:
  Bank indebtedness (note 6)            $   75,949       $   97,536
  Accounts payable                         646,434          602,508
  Accrued liabilities                      129,005          109,114
  Deferred revenue                          75,507           17,578
  Payable on acquisition of subsidiaries
    (note 7)                             1,174,300        1,174,300
  Current portion of long-term debt
    (note 8)                               553,528          541,110
  Current portion of obligations under
    capital leases (note 9)                201,869          197,469
  Advances from affiliated parties
    (note 10)                              346,539          481,062
  -----------------------------------------------------------------
  Total current liabilities              3,203,131        3,220,677

Long-term debt (note 8)                    677,013          677,040
Obligations under capital leases
  (note 9)                                  60,597           56,907
-------------------------------------------------------------------
                                         3,940,741        3,954,624


Stockholders' equity:
  Authorized:
     50,000,000 Common stock at $0.001
      par value
  Issued and outstanding:
     24,971,931 Common stock
      (2001 - 24,971,931)                   19,973           19,973
  Additional paid-in capital             4,672,499        4,672,499
  Accumulated deficit                   (4,234,279)      (4,517,810)
  Accumulated other comprehensive loss:
     Cumulative translation adjustment    ( 28,749)         (29,710)
  ------------------------------------------------------------------
  Total stockholders' equity               429,444          144,952


Continuing operations (note 1(a))
Commitments and contingencies (note 16)
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $4,370,185       $4,099,576
====================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

                                    For the three       For the three
                                     months ended        months ended
                                   March 31, 2001      March 31, 2002
---------------------------------------------------------------------

Sales:
  Drilling                               $684,633            $214,113
  Engineering fees                        607,691             407,102
  -------------------------------------------------------------------
                                        1,292,324             621,215
Cost of sales:
  Drilling                                513,412             265,797
  Engineering                             316,123             308,818
  -------------------------------------------------------------------
                                          829,535             574,615
Gross margin:
  Drilling                                171,221            (51,684)
  Engineering                             291,568              98,284
  -------------------------------------------------------------------
                                          462,789              46,600
Operating expenses:
  General and administrative            2,406,986             365,886
  Amortization of goodwill                 50,860                   -
  Depreciation of equipment                 2,618               2,108
  -------------------------------------------------------------------
                                        2,460,464             367,994

---------------------------------------------------------------------
Loss before other income (expenses)    (1,997,675)           (321,394)

Other income (expenses):
  Interest on long-term debt              (23,767)            (77,804)
  Interest on payable on investments
   (note 7)                                     -             (13,258)
  Interest income                          14,997               2,325
  Forgiveness of debt                           -             112,500
  Other income                                  -              14,100
  -------------------------------------------------------------------
                                           (8,770)             37,863

---------------------------------------------------------------------
Loss                                  $(2,006,445)          $(283,531)
=====================================================================

Loss per share of common stock:
  Basic and diluted                       $ (0.13)             $(0.01)
=====================================================================

Weighted average number of shares of
 common stock:
  Basic and diluted                    16,039,958          19,971,931
=====================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Unaudited)
(Expressed in U.S. Dollars)
Three months ended March 31, 2002

                                             Common shares       Additional     Common       Currency                      Total
                                        ---------------------      paid-in      stock       translation   Accumulated shareholder's
                                          Shares       Amount      capital   subscriptions  adjustment       deficit       equity
                                        ----------   --------    ----------  -------------  ----------    -----------   -----------
Balance, December 31, 2001              24,971,931     19,973     4,672,499            -     (28,749)     (4,234,279)      429,444

Components of comprehensive loss:
 Loss                                            -          -             -            -           -        (283,531)     (283,531)
 Foreign currency translation adjustment         -          -             -            -        (961)              -          (961)
                                                                                                                         ----------
                                                                                                                          (284,492)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                 24,971,931    $19,973    $4,672,499    $       -    $(29,710)    $(4,517,810)    $ 144,952
===================================================================================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

                                           For the three    For the three
                                            months ended     months ended
                                          March 31, 2001   March 31, 2002
-------------------------------------------------------------------------

Cash flows from operating activities:
  Loss                                       $(2,006,445)       $(283,531)
  Items not involving cash:
     Depreciation and amortization               104,358           79,494
     Bad debt expense                             67,407            1,882
     Stock-based compensation                  2,043,750                -
  Changes in operating assets and
   liabilities (note 18(a))                      (44,024)        (133,249)
  -----------------------------------------------------------------------
  Net cash provided by (used in) operating
   activities                                    165,046         (335,404)

Cash flows from investing activities:
  Additions to property and equipment, net         1,177          (49,191)
  Additions to investments                       (17,518)               -
  -----------------------------------------------------------------------
  Net cash used in investing activities          (16,341)         (49,191)

Cash flows from financing activities:
  Repayment of bank indebtedness                 (15,948)               -
  Increase in bank indebtedness                        -           21,587
  Proceeds from issuance of shares of
   common stock                                   75,000                -
  Repayment of note payable                      (52,210)         (12,391)
  Repayment of capital leases                          -           (8,090)
  Advances from affiliated party                       -          134,523
  Decrease in payable on acquisition of
   subsidiaries                                 (140,000)               -
  -----------------------------------------------------------------------
  Net cash provided by (used in) financing
   activities                                   (133,158)         135,629

Effect of changes in foreign exchange rates
 on cash balances                                (22,540)            (961)

-------------------------------------------------------------------------
Decrease in cash and cash equivalents             (6,993)        (249,927)

Cash and cash equivalents, beginning of period   119,376          391,277

-------------------------------------------------------------------------
Cash and cash equivalents, end of period        $112,383         $141,350
=========================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
------------------------------------------------------------------


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

1. Accounting policies:

  (a) Basis of presentation:

      The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations and at March 31, 2002, had a working capital deficiency of $2,276,426. Also, as described in note 7, the Company is in default on payments under acquisition loans. To May 10, 2002, the creditor(s) have taken no action on this default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
-----------------------------------------------------------------------


1. Significant accounting policies (continued):

  (a) Basis of presentation (continued):

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

      Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to liquidate assets and curtail or possibly cease operations and creditors, including under the acquisition loans described in note 7, may be able to take action to realize on their security.

  (b) Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include the valuation of stock compensation and the determination of goodwill impairment. Actual results may differ significantly from these estimates.

  (c) Net income (loss) per share:

      Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock issuances outstanding during the period.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------


1. Significant accounting policies (continued):

  (d) Recent accounting pronouncements:

      In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002.

      In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amounts and fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company implemented FAS No. 144 in fiscal 2002. The adoption did not have a material impact on the Company's results of operations.

      Currently, the Company does not believe that the impact of the adoption of FAS No.'s 143 would be material to its historically reported financial results.

  (e) Comparative figures:

      Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. Inventories:

                                      December 31       March 31
                                             2001           2002
                                                     (unaudited)
    ------------------------------------------------------------

    Raw materials                      $  299,000     $  313,147
    ============================================================

   Inventories consist principally of drilling pipe and drilling supplies.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
-----------------------------------------------------------------


3. Property and equipment:

                                                     Accumulated      Net book
   December 31, 2001                         Cost   depreciation         value
   ---------------------------------------------------------------------------

   Drill rigs                          $3,029,952       $811,180    $2,218,772
   Automobiles and trucks                 416,695        176,120       240,575
   Equipment                              617,034        129,074       487,960
   Computer equipment and software        348,702        295,899        52,803
   Office equipment, furniture and
     fixtures                             288,993        270,495        18,498
   Office building                          1,735            549         1,186
   ---------------------------------------------------------------------------
                                       $4,703,111     $1,683,317    $3,019,794
   ===========================================================================


                                                     Accumulated      Net book
   March 31, 2002 (unaudited)                Cost   depreciation         value
   ---------------------------------------------------------------------------

   Drill rigs                          $3,069,952       $862,347    $2,207,605
   Automobiles and trucks                 416,695        186,538       230,157
   Equipment                              619,499        134,149       485,350
   Computer equipment and software        349,735        301,410        48,325
   Office equipment, furniture and
     fixtures                             288,271        271,119        17,152
   Office building                          1,735            578         1,157
   ---------------------------------------------------------------------------
                                       $4,745,887     $1,756,141    $2,989,746
   ===========================================================================

   Depreciation expense recorded in the statements of operations for the periods ended March 31, 2001 and 2002 was $53,498 and $79,494, respectively.

4. Investments:

  (a) Stothert invested $100,336 (2001 - $100,591) (CAD
      $160,000) in 160,000 non-voting preferred shares of Lakes
      Ranch Ltd. on August 30, 1996. Lakes Ranch Ltd. is owned and controlled by a stockholder of the Company.

  (b) The Company exercised an option to acquire 48.4% of the issued and outstanding shares of Sharpshooter Resources, Inc. from a stockholder on January 11, 2000 in exchange for 3,461,538 shares of common stock of the Company. This acquisition was valued at the stockholder's historical cost basis of $225,000. During 2000, the recoverability of this investment became impaired and the Company sold its share and any recoverability thereon to a company controlled by a stockholder for forgiveness of $50,000 of advances received from that party. In addition, the Company received the right to receive 25% of any net recovery from this investment. No amounts have been received to March 31, 2002.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
----------------------------------------------------------------


4. Investments (continued):

  (c) In 2001, the Company paid cash of $19,367 and issued 25,000 shares of common stock with a market value of $16,250 to the stockholder of Trisil Minerals, Inc. ("Trisil") in exchange for a 180-day option to purchase Trisil. In addition, the Company incurred capital costs of $1,220 related to this investment. The Company wrote off $36,837 of costs associated with the option upon expiry of the original option in 2001.

      During the first quarter of 2002, the Company signed a new option agreement with the stockholder of Trisil Minerals, Inc. Upon issuance of 25,000 shares of common stock of the Company to the stockholder of Trisil, the new agreement gives the Company an open period in which to evaluate Trisil's properties and markets for its products, at the Company's expense.

5. Acquisitions:

   During the second quarter of 2000, the Company completed the acquisition of AK Drilling, Inc. and Stothert Group, Inc.
   Both acquisitions are recorded using the purchase method of accounting.

   On April 6, 2000, the Company acquired AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (market value at the acquisition date). At March 31, 2002, $628,000 of the cash portion of the purchase price remained unpaid (see note 7).

   On April 26, 2000, the Company acquired Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (market value at the acquisition date). At March 31, 2002, $546,300 of the cash portion of the purchase price remained unpaid (see note 7).

   The operations of the acquired entities have been included in the statements of operations from the dates of acquisition.
   The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

 GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
-------------------------------------------------------------------


5. Acquisitions (continued):

                                               AK    Stothert
                                         Drilling       Group
   ----------------------------------------------------------

   Cash (bank indebtedness)              $(80,367)   $ 36,729
   Accounts receivable                    436,710     997,265
   Inventory                              101,432           -
   Fixed assets                         2,667,132     109,660
   Other receivables                        5,511           -
   Other assets                            43,093     117,414
   Accounts payable                     (122,351)   (856,816)
   Taxes payable                         (63,125)           -
   Notes payable                      (1,230,909)     (3,322)
   Deferred revenue                             -   (373,533)
   Goodwill                                30,374     985,642
   ----------------------------------------------------------

   Total consideration                 $1,787,500  $1,013,039
   ==========================================================

   Subsequently, in 2000 the Company issued 95,707 shares of stock, valued at $143,712 to former shareholders of Stothert to settle accounts payable and accrued expenses.

   Goodwill recorded through acquisitions of AK Drilling and Stothert totaled $1,016,016. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on December 31, 2001. Goodwill will no longer be amortized commencing January 1, 2002 with the new accounting standard and the Company is required to perform annual assessment of impairment of goodwill. In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095. Amortization expense recorded in the statements of operations for the period ended March 31, 2002 totals $NIL (2001 - $50,860).

6. Bank indebtedness:

   The First Citizens Bank Operating Line was established in 2000 and is for a maximum amount of $100,050. The First Citizens Bank Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed annual rate of 9.25%. The balance due as of March 31, 2002 was $97,536 (2001 - $75,949).

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
----------------------------------------------------------------------


7. Payable on acquisition of subsidiaries:

                                      December 31       March 31
                                             2001           2002
   -------------------------------------------------------------
                                                     (unaudited)

   AK Drilling, Inc.                     $628,000       $628,000
   Stothert Group, Inc.                   546,300        546,300
   -------------------------------------------------------------
                                       $1,174,300     $1,174,300
   =============================================================

   The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc. (note 5). The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement. The remaining operations of the Company are summarized as follows:

   ---------------------------------------------------------------

   Balance Sheet information
   as at March 31, 2002                            (unaudited)

   Current assets                                    $ 93,254
   Other current liabilities                          616,549

   Statement of Operations information
   Three months ended March 31, 2002

   Interest income                                   $     83

   Operating expenses                                  59,367

   Expense recovery                                 (112,500)
   Other expenses                                      83,811
   ----------------------------------------------------------
   Total expense                                       30,678

   ----------------------------------------------------------
   Loss                                              $ 30,595
   ==========================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
----------------------------------------------------------------------


8. Long-term debt:

                                      December 31    March 31
                                             2001        2002
   ----------------------------------------------------------
                                                  (unaudited)

   FCB Consolidation (a)                 $557,461    $526,476
   Sellars Financial Inc. (b)             275,968     307,710
   Center Capital 3 (c)                   237,558     227,426
   Maricopa Equity Management Corp. (d)   100,000     100,000
   FCB Trucks (e)                          29,996      26,626
   Dateline Drilling (f)                   26,808      27,162
   Kettle Drilling (g)                      2,750       2,750
   ----------------------------------------------------------
   Total                                1,230,541   1,218,150
   Less:  current portion               (553,528)   (541,110)

   ----------------------------------------------------------
   Long-term portion                     $677,013    $677,040
   ==========================================================

   Maturities of long-term debt are as follows:


       2002                              $541,110
       2003                               366,223
       2004                               203,407
       2005                                50,579
       2006                                56,831

       ------------------------------------------
                                       $1,218,150
       ==========================================

   The Company's long-term debt agreements, as described below, do not contain any financial covenants.

  (a) The Company is obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The First Citizens Bank loan consolidated several capitalized leases along with other notes payable so as to lower the Company's overall interest costs. The note bears interest at a fixed annual rate of 8.25% per year with monthly payments of $19,253, and will be fully repaid as of August 2004. The balance due as of March 31, 2002 was $526,476 (2001 - $557,461).
      The loan is secured by all inventory, accounts receivable, equipment and general intangibles.

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

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
---------------------------------------------------------------------


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

  (c) The Center Capital loan bears interest of 9.0% per year, and is payable in monthly installments totaling $61,680 per year. The balance due as of March 31, 2002 was $227,426 (2001 - $237,558), and will be fully repaid as of September 2006. This loan is secured by liens on certain drill rigs and other equipment.

  (d) On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The premium was paid on August 23, 2001 as per the original terms of the convertible debenture agreement. On August 23, 2001 the parties agreed to an extension of the terms of the convertible debenture whereby the Company would pay an additional $15,000 to keep the funds available for a further thirty days until September 22, 2001, with an option to pay yet another $15,000 for another thirty days (until October 22, 2001). Payments of $15,000 and $27,000 were made in September, 2001, and November, 2001, respectively. The Company has not made any additional payments to the lender and is in the process of renegotiating the terms and conditions with the lenders. At any time the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding its issuance date, or (b) 80% of the lowest closing bid price for Company's common stock during the five trading days prior to and including the conversion date. The conversion price is subject to certain adjustments should the Company grant stock options, declare a stock split, issue additional shares of capital stock or issue convertible debt. The beneficial conversion feature valued at $25,000 has been recorded.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------


8. Long-term debt (continued):

  (d) (continued)

      as additional paid in capital and is recognized as additional interest expense during 2001 over the term of the debenture using the interest method. Any remaining principal balance is to be automatically converted into common stock of the Company on June 22, 2003.

  (e) The Company is obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note bears interest at a fixed rate of 7.75% per year with monthly payments of $1,314. The balance due as of March 31, 2002 was $26,626 (2001 - $29,996). The loan is secured by liens on certain trucks.

  (f) The Company is obligated to Dateline Drilling, Inc.
      under a demand note in the principal amount of $25,000 plus accrued annual interest at prime plus 1%. The note matured on January 26, 2002, and the Company is in the process of renegotiating the terms and conditions with the lender.

  (g) The Company is obligated to Kettle Drilling under a 12-month promissory note dated December 2000, in the principal amount of $33,000. Payments of $2,750 per month commenced in January 2001, and no interest has been paid or accrued as of December 2000, in accordance with the terms of the promissory note. The note is non-interest bearing unless payments are late, in which case interest due on the late payment amounts at 18% per year. The balance due as of March 31, 2002 was $2,750 (2001 - $2,750). This note is guaranteed by a stockholder of the Company.

9. Obligations under capital leases:

   The Company is obligated to Dateline Drilling, Inc. under a 24-month lease arrangement dated May 20, 2000 to make monthly payments of $16,651 with a final payment of $38,000.00 at the end of the 24-month lease. The balance as of March 31, 2002 was $199,118 (2001 - $184,956). The implicit interest rate is 10.47%.

   The Company is obligated to Wells Fargo Equipment Finance, Inc. under a 48-month lease arrangement dated September 24, 2001 to make monthly payments of $1,779 with a final payment of $8,156 at the end of the 48-month lease. The balance due as of March 31, 2002 was $55,258 (2001 - $77,510). The
   implicit interest rate is 6.36%.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
-------------------------------------------------------------------


9. Obligations under capital leases (continued):
   At March 31, 2002 and December 31, 2001, the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included in capital assets were as follows:

                                      December 31    March 31
                                             2001        2002
   ----------------------------------------------------------
                                                  (unaudited)

   Drill rigs                            $395,000    $395,000
   Automobile and trucks                   81,562      81,562
   ----------------------------------------------------------
                                          476,562     476,562
   Less accumulated amortization         (45,248)    (53,870)
   ----------------------------------------------------------

                                         $431,314    $422,692
   ==========================================================

   At December 31, 2001, capital lease repayments are due as follows:


       2002                              $209,220
       2003                                21,355
       2004                                21,355
       2005                                24,172
       ------------------------------------------
       Total minimum lease payments       276,102
       Less amount representing interest
        (at rates ranging from 6.36%
          to 10.47%)                     (13,636)
       ------------------------------------------
       Present value of capital lease
         obligations                      262,466
       Less:  current portion             201,869

       ------------------------------------------
       Obligation under capital leases,
        excluding current portion        $ 60,597
       ==========================================

   Interest of $3,074 (2001 - $6,678) relating to capital lease obligations has been included in interest expense for the three months ended March 31, 2002.

10. Advances from affiliated parties:

   Advances from affiliated parties are non-interest bearing, unsecured and due on demand. Advances of $380,415 (December 31, 2001 - $239,642) are owed to a stockholder of the Company. Advances of $100,647 (December 31, 2001 - $106,897)
   are owed to a company controlled by a stockholder of the Company. In 2001, the Company issued 4,599,751 shares of common stock to a company controlled by a stockholder as settlement of $1,379,925 in advances from affiliated parties.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------

11. AK International, S.A. operations:

   In 2000 and 2001, AK International, S.A. conducted contracted drilling activities in Peru, S.A. Drilling ceased in 2001 when the Company's drilling contract was cancelled. The Company removed its major assets and contract personnel from Peru, S.A. during fiscal 2001. The revenue from these operations during the first three months ending March 31, 2002 was $NIL (2001 - $77,693) with net income of $NIL (2001
   - net loss of $37,240). The remaining assets in Peru including inventory and property and equipment were not recoverable. The Company recognized a write-down of property and equipment of $58,401 and a write-down of inventory in cost of sales of $35,405 during the last quarter of 2001.

12. Income taxes:

   Income tax expense differs from the expected expense if United States Federal rates were applied to earnings before tax. The principal features causing these differences are shown below.

   Three months ended March 31 (unaudited)          2001            2002
   -----------------------------------------------------------------------

   Income (loss) before taxes:
     United States                              $(1,896,654)    $(170,631)
     Foreign                                       (109,791)     (112,900)
   -----------------------------------------------------------------------
   Total income (loss) before taxes              (2,006,445)     (283,531)
   =======================================================================

    The difference between income taxes expected at the US federal statutory income tax rate of 34% and income taxes provided are set forth below:

     Tax on income at US federal statutory rate    (682,190)      (96,400)
     Non-deductible amortization of goodwill         17,292             -
     Tax effect of not recognizing the future tax
         benefit of current period loss             664,898        96,400

   -----------------------------------------------------------------------
   Total tax provision                             $      -      $      -
   =======================================================================


   The Company has net operating losses aggregating approximately $3,454,000. $38,000 expire in 2019, $658,000 expire in 2020 and $2,758,000 expire in 2021. Certain of these tax losses are subject to the IRS restrictions on acquisitions of control and may not be immediately deductible. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                December 31,      March 31,
                                                        2001           2002
   ------------------------------------------------------------------------
                                                                (unaudited)
   Deferred tax asset (at effective
    income tax rate of 34%):
      Loss carryforwards                          $1,174,300    $1,270,700
      Less valuation allowance                    (1,174,300)   (1,270,700)
   ------------------------------------------------------------------------
   Net deferred tax assets                          $      -    $        -
   ========================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
---------------------------------------------------------------------------


12. Income taxes (continued):

   Management believes it is not likely that it will create sufficient taxable income to realize its deferred tax asset. As a result, the Company has provided a valuation allowance on the deferred tax asset. Due to its losses, the Company has no income tax expense.

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

   Pursuant to APB 25, the Company has recorded employee compensation expense of $NIL during the three months ended
   March 31, 2002 (2001 - $16,250).

   A summary of stock option transactions is as follows:

                                                          2002
   -----------------------------------------------------------

   Outstanding, January 1, 2002                      2,000,000

   -----------------------------------------------------------
   Outstanding, March 31, 2002                       2,000,000
   ===========================================================

   Exercisable, March 31, 2002                       2,000,000
   ===========================================================

   Weighted average remaining life of options
     outstanding                                     0.75 year
   ===========================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
---------------------------------------------------------------


14. Income per share:

   Diluted loss per share has not been disclosed as the net effect of common shares issuable upon the exercise of options and upon conversion of convertible debentures would be anti-dilutive. Common shares held in escrow of 5,000,000 for future debt conversion, if any, at March 31, 2002 have been excluded from the calculation of weighted average number of shares of common stock.

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

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------


15. Financial instrument (continued):

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
       ------------------------------------------

      Rent expenses included in the statements of operations for the three months ended March 31, 2002 and 2001 was $42,763
      (CAD $68,160) and $46,639 (CAD $71,255), respectively.

  (b) Letters of credit:

      Stothert has issued standby letters of credit totaling
      $133,160 (CAD $211,800) relating to contracts in progress.
      These standby letters of credit will expire on December
      31, 2002.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
-------------------------------------------------------------------


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

   The Company currently operates in two principal segments, engineering services and drilling services.

   The Company's foreign operations are conducted by Global, Stothert ("Engineering") and AK International ("Drilling").


   For the three months ended March 31,(unaudited)       2001        2002
   ----------------------------------------------------------------------
   Interest expense:
     Drilling                                     $    23,767   $  18,410
     Engineering                                            -           -
     Global                                                 -      72,652

   ----------------------------------------------------------------------
                                                  $    23,767   $  91,062
   ======================================================================

   Depreciation and amortization:
     Drilling                                     $    53,498   $  71,965
     Engineering                                        7,854       7,529
     Global                                            50,860           -

   -----------------------------------------------------------------------
                                                  $   104,358   $  79,494
   =======================================================================

   Segment profit (loss):
     Drilling                                     $   (89,998)  $(140,036)
     Engineering                                      (72,551)   (112,900)
     Global                                        (1,843,896)    (30,595)

   -----------------------------------------------------------------------
                                                  $(2,006,445)  $(283,531)
   =======================================================================

   Segment property and equipment additions:
     Drilling                                     $         -   $  46,149
     Engineering                                       (1,177)      3,042

   -----------------------------------------------------------------------
                                                  $    (1,177)  $  49,191
   =======================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------


17. Geographic areas and industry segments (continued):


                                                         As at       As at
                                                  December 31,    March 31,
                                                          2001        2002
   ------------------------------------------------------------------------
                                                                (unaudited)
   Segment assets:
     Drilling                                       $3,485,501  $3,480,268
     Engineering                                       683,589     506,311
     Global                                            201,095     112,997

   -----------------------------------------------------------------------
                                                    $4,370,185  $4,099,576
   =======================================================================

   Sales to the Company's major customers representing more than 10% of the total revenues included:

   For the three months ended March 31, (unaudited)       2001        2002
   -----------------------------------------------------------------------

   Customer A                                         $337,696    $ 88,354
   Customer B                                          211,313           -
   Customer C                                                -     114,027
   Customer D                                                -     106,145
   =======================================================================

   The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

   For the three months ended March 31, (unaudited)       2001        2002
   -----------------------------------------------------------------------

   Revenues from external customers:
      United States                                   $606,940    $214,113
      Canada                                           607,691     407,102
      Peru                                              77,693           -
   -----------------------------------------------------------------------
                                                    $1,292,324    $621,215
   =======================================================================


                                                         As at       As at
                                                  December 31,   March 31,
                                                          2001        2002
   -----------------------------------------------------------------------
                                                               (unaudited)
   Segment assets:
      United States                                 $3,485,501  $3,480,268
      Canada                                           884,684     619,308

   -----------------------------------------------------------------------
                                                    $4,370,185  $4,099,576
   =======================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------


18. Supplemental information:

                                           For the      For the
                                             three        three
                                            months       months
                                             ended        ended
                                         March 31,    March 31,
                                              2001         2002
  -------------------------------------------------------------
                                       (unaudited)  (unaudited)

  (a) Cash flow information:
       Changes in operating assets
        and liabilities:
         Accounts receivable            $(52,065)     $ 40,572
         Prepaid expenses                (47,209)      (37,928)
         Inventories                    (269,806)      (14,147)
         Accounts payable                 124,625      (43,926)
         Accrued liabilities                    -      (19,891)
         Deferred revenue                 200,431      (57,929)

  -------------------------------------------------------------
                                         $(44,024)   $(133,249)
  =============================================================

  (b) Supplementary cash flow disclosure:
       Cash paid for:
          Interest                       $ 23,767    $ 113,410
          Income taxes                          -            -

       Non-cash transactions:

          Shares issued as settlement
            of payables                 1,479,925            -
          Shares issued for options
            to purchase                    16,250            -

  =============================================================



                                            As at         As at
                                     December 31,     March 31,
                                             2001          2002
  -------------------------------------------------------------
                                                    (unaudited)
  (c) Allowance for doubtful accounts:
       Opening balance                   $123,213      $140,306
       Bad debt expense                    18,547         1,882
       Write-offs and settlements         (1,454)             -

  -------------------------------------------------------------
       Closing balance                   $140,306      $142,188
  =============================================================

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended March 31, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On April 6, 2000 the Company acquired AK Drilling, Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. AK Drilling operates primarily in the mineral exploration and water drilling industry. The Company is in default of making its purchase price payments on the acquisition of AK Drilling, Inc. At March 31, 2002, the Company owed the shareholder of AK $628,000 (December 31, 2001 -
$628,000) of the cash portion of the purchase. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States and in Peru. Peru's operations are being conducted by AK Drilling's subsidiary, AK International, S.A.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of Stothert Group Inc. At March 31, 2002, the Company owed the Stothert shareholders $546,300 (December 31, 2001 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

During the first three months of fiscal 2002, the Company was financed through advances from related parties of approximately
$134,523 (2001 - $NIL).

During the first three months of fiscal 2001, the Company issued shares for payments to contractors and employees as well as settling for debts owed for $2,043,750. 206,667 common shares were sold to raise $75,000 in cash in the first quarter of 2001.

RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. The acquisitions of Stothert and AK Drilling were completed during the second quarter in 2000. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

Total revenues during the quarter ending March 31, 2002 were $621,215 (2001 - $1,292,324) made up of $214,113 (2001 -
$684,633) from drilling services and $407,102 (2001 - $607,691)
from engineering services. The drilling services revenue was down significantly due to serious bad weather in the first quarter of 2002 and the downturn of the North American market.
In addition, three drilling rigs were scheduled for annual maintenance during the period, comparing to only one in the same period last year. With the rigs all repaired and maintained, the Company is anticipating a good year and the drilling services revenue will increase. The engineering services revenue went down as well due to the low billable percentage of staff time as the division reduced the payroll cost by introducing a four-day week commencing in March.

During the quarter ending March 31, 2002, cost of sales of $574,615 (2001 - $829,535) were made up of $265,797 (2001 -
$513,412) expenses in the drilling services and $308,818 (2001 - $316,123) in the engineering services. Compared to the last period's, there had been a 31% decrease in its cost of sales. Gross profits for the first three months in 2002 for the drilling and engineering operations were -24% and 24% respectively (2001 - 25% and 48% respectively). The drilling services gross profit decreased substantially due to the bad economic times in the North American market and the additional repair and maintenance costs incurred. The engineering service, though cutting back its payroll costs and some variable expenses, could not adjust other less flexible variable expenses to accommodate the decrease in billable hours; as a result, the division incurred lower gross margin than the previous period.

During the three months ending March 31, 2002, general and administrative costs amounted to $365,886 compared to last year's $2,406,986, a 85% decrease. The significant decrease is mainly because in the first quarter of 2002, there were no shares issued for compensation to the contractors, to the employees and to settle any debt payments while during the same period in 2001, shares at fair market value of $2,043,750 were issued for such purposes.

Of the $365,886 in the general and administrative costs this quarter, $127,006 was related to salaries and benefits and another $16,206 to consulting fees. The Company incurred interest expense of $91,062 and received interest income of $2,325 in the quarter (2001 - $23,767 and $14,997 respectively).

The Company recorded a loss of $283,531 during the quarter (2001
- a net loss of $2,006,445). Drilling services resulted in a $140,036 loss in the first quarter (2001 - $89,998 loss) and the engineering services operation resulted in a $112,900 loss (2001
- $72,551 loss). The parent company recorded a loss of $30,595 during the quarter (2001 - $1,843,896 loss).

The loss in the first three months in 2002 is substantially less than the same period in 2001 because in 2001, the Company incurred over $2 million stock-based compensation expenses to pay various contractors, employees and directors while there was no such arrangement in 2002.

The results of the engineering and drilling operations are expected to improve in 2002 as the Company has been negotiating additional drilling and engineering projects and contracts in the second quarter of 2002. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at March 31, 2002 was a deficit of $2,276,426. This amount includes unpaid balances relating to the purchase of Stothert and AK Drilling of $1,174,300 which are in the process of being re-structured. It is expected that these unpaid balances will be repaid from operating cash flows or from equity financings. However, there can be no assurance that there will be additional equity.

As at March 31, 2002, $1,064,816 of the $1,472,526 long-term debt and obligations under capital leases relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party loan is from a company related to the president of the Company and it is non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in 2002. The debt owing to the shareholders of AK Drilling and Stothert are non-secured and the debt owing to former shareholder of AK Drilling bears an interest rate of 8% per annum.

At December 31, 2001 the Company had working capital of $257,662, before the current portion $553,528 of the long-term debt, the current portion $201,869 of the obligations under capital leases, the loan from a related party of $346,539, and the debt owing to the shareholders of AK Drilling and Stothert which totaled $1,174,300. Including these items in working capital, there was a working capital deficiency of $2,018,574 at the end of the year.

The long term debt interest is borne by AK Drilling, the related party debt carries no interest, and the debt owing on the acquisitions are being reorganized. Financing will have to be raised from other sources to repay the debt to the related party and the debt owing on the acquisitions. The sources that the Company is currently working on are Company cash flows and equity offerings. Although there are no assurances that either of these will be adequate to eliminate the Company's working capital deficiency, the Company believes that such financings can be achieved.

The most significant assets of the Company are the drilling equipment operated by AK Drilling with a net book value of $2,924,704 (December 31, 2001 - $2,948,955), and the accounts receivable of $424,528 (December 31, 2001 - $466,982) of which Stothert accounts for $274,960 (December 31, 2001 - $317,638) and AK Drilling accounts for $146,257 (December 31, 2001 - $131,767), and other amounts account for $3,311 (December 31, 2001 - $17,577).

Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on December 31, 2001. Goodwill will no longer be amortized commencing January 1, 2002 with the new accounting standard and the Company is required to perform annual assessment of impairment of goodwill. In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095. Amortization expense recorded in the statements of operations for the period ended March 31, 2002 totals $NIL (2001
- $50,860).

During 2001, equity financing raised a total of $130,000 from the sale of 756,667 common shares at prices of $0.10 and $0.3629 per share. The Company also issued a convertible note for $376,695 and a convertible debenture for $100,000.

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

The Company plans to continue its growth in its drilling and engineering operations, thus, acquiring more related capital assets. The Company is planning to raise up to $5 million in the next twelve months to achieve the following objectives:

  * Pay $628,000 of the cash portion outstanding at March 31, 2002 for the acquisition of AK Drilling;

  * Pay $546,300 of the cash portion outstanding at March 31, 2002 for the acquisition of Stothert Group;

  * Finalize the terms of the joint venture between AK Drilling and Dateline Drilling;

  * Acquire four additional methane gas drilling units and support equipment; and

  * Acquire an Idaho-based drilling company with 17 drills in the U.S. mainland, Pacific Rim, Peru and Bolivia, increasing the Company's total number of drill rigs to 40.

If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the First quarter of 2002.

ITEM 5.   OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

     10.5 Share Purchase Agreement between the Shareholders of Stothert Group, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 11, 2002).

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

(b)  Reports on Form 8-K

      March 8, 2002  On February 21, 2002, the
                     Registrant engaged the accounting firm of KPMG LLP to serve as the Registrant's new principal independent accountants to replace Merdinger, Fruchter, Rosen & Corso,
                     P.C. as the Registrant's principal
                     auditors.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           GLOBAL INDUSTRIAL SERVICES, INC.

                           By: /s/ Terry Kirby
                              President/Secretary/Treasurer

                           Date: May 17, 2002