Form 10QSB
period 2002-06-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2002-08-20
CIK 1109152

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                  ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 29,626,960 shares of common stock issued and outstanding as of August 14, 2002.



                             INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets......................................  4

     Consolidated Statements of Operations (Unaudited)................  5

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) (Unaudited)..........................  6

     Consolidated Statements of Cash Flows (Unaudited)................  7

     Notes to Financial Statements....................................  8

Item 2. Management's Discussion and Analysis and Plan of Operation.... 26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................. 29

Item 2. Changes in Securities......................................... 29

Item 3. Defaults Upon Senior Securities............................... 29

Item 4. Submission of Matters to a Vote of Security Holders........... 29

Item 5. Other Information............................................. 29

Item 6.Exhibits and Reports on Form 8-K............................... 30

Signatures............................................................ 32

                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            Consolidated Financial Statements of

            GLOBAL INDUSTRIAL SERVICES INC.
            (Expressed in U.S. Dollars)
            (unaudited)

            June 30, 2002 and December 31, 2001

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                     December 31,     June 30,
                                             2001         2002
                                        (Audited)  (Unaudited)
----------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents              $391,277     $ 38,170
  Accounts receivable (note 18(c))        466,982      808,675
  Due from director                         4,746       18,758
  Prepaid expenses                         22,552       49,398
  Inventories (note 2)                    299,000      330,485
  --------------------------------------------------------------
  Total current assets                  1,184,557    1,245,486

Property and equipment (note 3)         3,019,794    2,941,274
Investments (note 4)                      100,591            -
Goodwill (note 5)                          19,743       19,743
Equipment lease deposit                    45,500       45,500

----------------------------------------------------------------
Total assets                           $4,370,185   $4,252,003
================================================================

Liabilities and Stockholders' Equity

Current liabilities:
  Bank indebtedness (note 6)             $ 75,949    $ 123,195
  Accounts payable                        646,434      656,572
  Accrued liabilities                     129,005      146,493
  Deferred revenue                         75,507       41,714
  Payable on acquisition of
   subsidiaries (note 7)                1,174,300    1,174,300
  Current portion of long-term
   debt (note 8)                          553,528      648,274
  Current portion of obligations
   under capital leases (note 9)          201,869      216,572
  Advances from affiliated parties
   (note 10)                              346,539      575,682
  --------------------------------------------------------------
  Total current liabilities             3,203,131    3,582,802

Long-term debt (note 8)                   677,013      546,665
Obligations under capital leases
 (note 9)                                  60,597       32,466
----------------------------------------------------------------
                                        3,940,741    4,161,933


Stockholders' equity:
  Authorized:
     50,000,000 Common stock at
      $0.001 par value
  Issued and outstanding:
     28,390,597 Common stock
      (2001 - 24,971,931)                  19,973       24,427
  Additional paid-in capital            4,672,499    5,533,269
  Accumulated deficit                  (4,234,279)  (5,453,706)
  Accumulated other comprehensive
   loss:
     Cumulative translation adjustment    (28,749)     (13,920)
  --------------------------------------------------------------
  Total stockholders' equity              429,444       90,070

Continuing operations (note 1(a))
Commitments and contingencies (note 16)
----------------------------------------------------------------
Total liabilities and stockholders'
 equity                                $4,370,185   $4,252,003
================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)


                  For the three  For the three     For the six   For the six
                   months ended   months ended    months ended  months ended
                  June 30, 2001  June 30, 2002   June 30, 2001 June 30, 2002
------------------------------------------------------------------------------

Sales:
  Drilling           $  873,681     $  582,096      $1,558,314    $  796,209
  Engineering fees      719,684        569,238       1,327,375       976,340
  ----------------------------------------------------------------------------
                      1,593,365      1,151,334       2,885,689     1,772,549
Cost of sales:
  Drilling              514,422        400,945       1,058,884       666,742
  Engineering           473,674        413,545         849,703       722,363
  ----------------------------------------------------------------------------
                        988,096        814,490       1,908,587     1,389,105
Gross margin:
  Drilling              359,259        181,151         499,430       129,467
  Engineering           246,010        155,693         477,672       253,977
  ----------------------------------------------------------------------------
                        605,269        336,844         977,102       383,444
Operating expenses:
  General and
   administrative     1,240,073      1,099,488       3,557,641     1,465,374
  Amortization of
   goodwill              46,386              -          97,246             -
  Depreciation of
   equipment                  -          2,222               -         4,330
  ----------------------------------------------------------------------------
                      1,286,459      1,101,710       3,654,887     1,469,704

------------------------------------------------------------------------------
Loss before other
 income (expenses)     (681,190)      (764,866)     (2,677,785)   (1,086,260)

Other income (expenses):
  Interest on
   long-term debt       (27,574)       (80,354)        (52,421)     (158,158)
  Interest on payable
   on investments
   (note 7)                   -        (12,932)              -       (26,190)
  Write off of
   investments (note 4)       -       (105,332)              -      (105,332)
  Interest income        12,274            331          27,271         2,656
  Forgiveness of debt         -              -               -       112,500
  Other income                -         27,257               -        41,357
  ----------------------------------------------------------------------------
                        (15,300)      (171,030)        (25,150)     (133,167)

------------------------------------------------------------------------------
Loss                  $(696,490)     $(935,896)    $(2,702,935)  $(1,219,427)
==============================================================================

Loss per share of
 common stock:
  Basic and diluted     $ (0.04)       $ (0.03)        $ (0.17)      $ (0.04)
==============================================================================

Weighted average
 number of shares of
 common stock:
  Basic and diluted  19,769,431     27,710,865      15,962,180    27,710,865
==============================================================================
See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIES SERVICES INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Unaudited)
(Expressed in U.S. Dollars)
Six months ended June 30, 2002

                                                                                              Foreign
                                               Common shares  Additional         Common      Currency                         Total
                                        --------------------     paid-in          stock   translation    Accumulated  stockholder's
                                            Shares    Amount     capital  subscriptions    adjustment        deficit         equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001              24,971,931  $ 19,973  $4,672,499              -    $ (28,749)   $(4,234,279)      $ 429,444
------------------------------------------------------------------------------------------------------------------------------------

Issuance of shares of common stock
 for cash                                  966,666       966     129,034              -            -              -         130,000
Issuance of shares of common stock
   for services                          2,427,000     2,427     546,843              -            -              -         549,270
Issuance of shares of common stock
   in settlement of payables             1,061,363     1,061     184,893              -            -              -         185,954
Components of comprehensive loss:
 Loss                                            -         -           -              -            -     (1,219,427)     (1,219,427)
 Foreign currency translation adjustment         -         -           -              -       14,829              -          14,829
                                                                                                                         -----------
                                                                                                                         (1,204,598)

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                  29,426,960  $ 24,427  $5,533,269       $      -    $ (13,920)   $(5,453,706)      $  90,070
------------------------------------------------------------------------------------------------------------------------------------

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

                                                          For the six    For the six
                                                         months ended   months ended
                                                        June 30, 2001  June 30, 2002
-------------------------------------------------------------------------------------

Cash flows from operating activities:
  Loss                                                   $(2,702,935)   $(1,219,427)
  Items not involving cash:
     Depreciation and amortization                           198,525        158,264
     Bad debt expense                                         73,589          3,911
     Stock-based compensation                              2,268,750        735,224
     Debenture discount amortization                           3,750              -
     Write off of property and equipment                       8,000              -
     Write off of investment                                       -        105,332
  Changes in operating assets and
   liabilities (note 18(a))                                  261,924       (424,114)
  -----------------------------------------------------------------------------------
  Net cash provided by operating activities                  111,603       (640,810)

Cash flows from investing activities:
  Additions to property and equipment, net                  (134,997)       (79,744)
  Additions to investments                                     1,272         (4,741)
  -----------------------------------------------------------------------------------
  Net cash used in investing activities                     (133,725)       (84,485)

Cash flows from financing activities:
  Increase in bank indebtedness                               82,179         47,246
  Proceeds from issuance of shares of
   common stock                                               75,000        130,000
  Repayment of note payable                                 (103,137)       (35,602)
  Proceeds from note payable                                 100,000              -
  Repayment of capital leases                                      -        (13,428)
  Advances from affiliated party                                   -        229,143
  Decrease in payable on acquisition of subsidiaries        (140,000)             -
  -----------------------------------------------------------------------------------
  Net cash provided by financing activities                   14,042        357,359

Effect of changes in foreign exchange rates
 on cash balances                                             (6,094)        14,829

-------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                        (14,174)      (353,107)

Cash and cash equivalents, beginning of period               119,376        391,277

-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $  105,202      $  38,170
=====================================================================================


See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



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

      As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations and at June 30, 2002, had a working capital deficiency of $2,337,316. Also, as described in notes 7, 8, 9, the Company is in default on payments under certain acquisition loans and other loan agreements. To June 30, 2002, the creditor(s) have taken no action on these defaults. These matters raise substantial doubt about the Company's ability to continue as a going concern.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



1. Significant accounting policies (continued):

  (a) Basis of presentation (continued):

      Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern:

      (i)   Raise additional capital through the sale of its capital stock;

      (ii) Raise additional funds through financing agreements or renegotiate agreements currently in default;

      (iii) Acquire additional profitable operating companies through the issuance of shares of capital stock and cash.

      Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to liquidate assets and curtail or possibly cease operations and creditors, including under the acquisition loans and other loans in default described in note 7, may be able to take action to realize on their security.

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

June 30, 2002 and 2001



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

  (e) Comparative figures:

      Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. Inventories:

                                        December 31       June 30
                                               2001          2002
      ------------------------------------------------------------
                                                      (uanudited)


      Raw materials                       $ 299,000     $ 330,485
      ============================================================

   Inventories consist principally of drilling pipe and drilling supplies.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001


3. Property and equipment:

                                                           Accumulated      Net book
   December 31, 2001                               Cost   depreciation         value
   ----------------------------------------------------------------------------------

   Drill rigs                                $3,029,952       $811,180    $2,218,772
   Automobiles and trucks                       416,695        176,120       240,575
   Equipment                                    617,034        129,074       487,960
   Computer equipment and software              348,702        295,899        52,803
   Office equipment, furniture and fixtures     288,993        270,495        18,498
   Office building                                1,735            549         1,186

   ----------------------------------------------------------------------------------
                                             $4,703,111     $1,683,317    $3,019,794
   ==================================================================================


                                                           Accumulated      Net book
   June 30, 2002 (unaudited)                       Cost   depreciation         value
   ----------------------------------------------------------------------------------
   Drill rigs                                $3,097,922       $913,878    $2,184,044
   Automobiles and trucks                       416,695        196,955       219,740
   Equipment                                    618,727        144,474       474,253
   Computer equipment and software              367,141        321,876        45,265
   Office equipment, furniture and fixtures     302,562        285,718        16,844
   Office building                                1,735            607         1,128

   ----------------------------------------------------------------------------------
                                             $4,804,782     $1,863,508    $2,941,274
   ==================================================================================

   Depreciation expense recorded in the statements of operations for the six months and quarter ended June 30, 2002 was $158,264 and $78,770, respectively (six months and quarter ended June 30, 2001 was $101,279 and $47,781, respectively).

4. Investments:

  (a) Stothert invested $105,332 (2001 - $100,591) (CAD $160,000) in
      160,000 non-voting preferred shares of Lakes Ranch Ltd. on August 30, 1996. Lakes Ranch Ltd. is owned and controlled by a stockholder of the Company. The recoverability of this investment became impaired and the Company determined that a write-off of the investment was required as at June 30, 2002.

  (b) In 2001, the Company paid cash of $19,367 and issued 25,000 shares of common stock with a market value of $16,250 to the stockholder of Trisil Minerals, Inc. ("Trisil") in exchange for a 180-day option to purchase Trisil. In addition, the Company incurred capital costs of $1,220 related to this investment. The Company wrote off $36,837 of costs associated with the option upon expiry of the original option in 2001.

      During the first six months of 2002, the Company signed a new option agreement with the stockholder of Trisil Minerals, Inc. Upon issuance of 25,000 shares of common stock of the Company to the stockholder of Trisil, the new agreement gives the Company an open period in which to evaluate Trisil's properties and markets for its products, at the Company's expense. As at June 30, 2002, no shares have been issued for this right.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



5. Goodwill:

   In 2000, the Company acquired AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (market value at the acquisition date). At June 30, 2002, $628,000 of the cash portion of the purchase price remained unpaid (see note 7).

   In 2000, the Company acquired Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (market value at the acquisition date). At June 30, 2002, $546,300 of the cash portion of the purchase price remained unpaid (see note 7).

   Goodwill recorded through these acquisitions totaled $1,016,016. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on December 31, 2001. Goodwill will no longer be amortized commencing
   January 1, 2002 with the new accounting standard and the Company is required to perform annual assessment of impairment of goodwill. In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095. Amortization expense recorded in the statements of operations for the six months and quarter ended June 30, 2002 totals $NIL and $NIL, respectively (six months and quarter ended June 30, 2001 - $97,246 and $46,386, respectively).

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001


6. Bank indebtedness:

   Bank indebtedness is comprised of a chequing account overdraft and an operating line. The First Citizens Bank Operating Line was established in 2000 and is for a maximum amount of $100,050. The First Citizens Bank Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed annual rate of 9.25%. The balance due as of June 30, 2002 was $103,133 (2001 - $75,949). The
   First Citizens Bank Chequing Account was in overdraft at June 20, 2002 to the amount of $20,062 (2001 - $NIL).


7. Payable on acquisition of subsidiaries:

                                      December 31        June 30
                                             2001           2002
   ---------------------------------------------------------------
                                                     (unaudited)

   AK Drilling, Inc.                   $  628,000     $  628,000
   Stothert Group, Inc.                   546,300        546,300

   ---------------------------------------------------------------
                                       $1,174,300     $1,174,300
   ===============================================================

   The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc. (note 5). The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement and may possibly require the Company to cease operations. The remaining operations of the Company are summarized as follows:


   Balance Sheet information
   as at June 30, 2002                               (unaudited)

   Current assets                                    $  149,952
   Other current liabilities                            749,239

   Statement of Operations information
   Six months ended June 30, 2002

   Interest income                                   $      146

   Operating expenses                                   789,651

   Expense recovery                                    (112,500)
   Other expenses                                       153,852
   --------------------------------------------------------------
   Total expense                                        831,003

   --------------------------------------------------------------
   Loss                                              $  830,857
   --------------------------------------------------------------

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



8. Long-term debt:

                                          December 31        June 30
                                                 2001           2002
   ------------------------------------------------------------------
                                                         (unaudited)

   FCB Consolidation (a)                   $  557,461     $  475,811
   Sellars Financial Inc. (b)                 275,968        350,424
   Center Capital 3 (c)                       237,558        215,404
   Maricopa Equity Management Corp. (d)       100,000        100,000
   FCB Trucks (e)                              29,996         23,029
   Dateline Drilling (f)                       26,808         27,521
   Kettle Drilling (g)                          2,750          2,750
   ------------------------------------------------------------------
   Total                                    1,230,541      1,194,939
   Less:  current portion                    (553,528)      (648,274)

   ------------------------------------------------------------------
   Long-term portion                       $  677,013     $  546,665
   ==================================================================

   Maturities of long-term debt are as follows:


       2003                            $  648,274
       2004                               337,552
       2005                               126,993
       2006                                52,961
       2007                                29,159

       -------------------------------------------
                                       $1,194,939
       ===========================================

   The Company's long-term debt agreements, as described below, do not contain any financial covenants.

  (a) The Company is obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The note bears interest at a fixed annual rate of 8.25% per year with monthly payments of $19,253, and will be fully repaid as of August 2004. The balance due as of June 30, 2002 was $475,811 (2001 - $557,461). The loan is secured by certain inventory, accounts receivable, equipment and general intangibles.

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

June 30, 2002 and 2001



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

  (c) The Center Capital loan bears interest of 9.0% per year, and is payable in monthly installments totaling $61,680 per year. The balance due as of June 30, 2002 was $215,404 (2001 - $237,558), and will be fully repaid as of September 2006. This loan is secured by liens on certain drill rigs and other equipment.

  (d) On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The premium was paid on August 23, 2001 as per the original terms of the convertible debenture agreement.
      On August 23, 2001 the parties agreed to an extension of the terms of the convertible debenture whereby the Company would pay an additional $15,000 to keep the funds available for a further thirty days until September 22, 2001, with an option to pay yet another $15,000 for another thirty days (until October 22, 2001). Payments of $15,000 and $27,000 were made in September, 2001, and November, 2001, respectively. The amounts outstanding under the loan are overdue. The Company has not made any additional payments to the lender and is in the process of renegotiating the terms and conditions with the lenders.
      At any time the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding its issuance date, or (b) 80% of the lowest closing bid price for Company's common stock during the five trading days prior to and including the conversion date. The conversion price is subject to certain adjustments should the Company grant stock options, declare a stock split, issue additional shares of capital stock or issue convertible debt. The beneficial conversion feature valued at $25,000 has been recorded.



                                      -16-




GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



8. Long-term debt (continued):

  (d) (continued)
      as additional paid in capital and is recognized as additional interest expense during 2001 over the term of the debenture using the interest method. Any remaining principal balance is to be automatically converted into common stock of the Company on June 22, 2003.

  (e) The Company is obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note bears interest at a fixed rate of 7.75% per year with monthly payments of $1,314. The balance due as of June 30, 2002 was $23,029 (2001 - $29,996). The loan is secured by liens on certain trucks.

  (f) The Company is obligated to Dateline Drilling, Inc. under a demand note in the principal amount of $25,000 plus accrued annual interest at prime plus 1%. The note matured on January 26, 2002, and remains unpaid. The Company is in the process of renegotiating the terms and conditions with the lender.

  (g) The Company is obligated to Kettle Drilling under a 12-month promissory note dated December 2000, in the principal amount of $33,000. Payments of $2,750 per month commenced in January 2001, and no interest has been paid or accrued as of December 2000, in accordance with the terms of the promissory note. The note is non-interest bearing unless payments are late, in which case interest due on the late payment amounts at 18% per year. The balance due as of June 30, 2002 was $2,750 (2001 - $2,750). This note is guaranteed by a stockholder of the Company.

9. Obligations under capital leases:

   The Company is obligated to Dateline Drilling, Inc. ("Dateline") under a 24-month lease arrangement dated May 20, 2000 to make monthly payments of $16,651 with a final payment of $38,000 at the end of the 24-month lease. At June 30, 2002, the Company is in default of its obligations under this lease. As a result, Dateline has the right to repossess the leased driling equipment. The Company is currently renegotiating with Dateline the terms of the agreement. The balance due as of June 30, 2002 was $199,118
   (2001 - $184,956).  The implicit interest rate is 10.47%.

   The Company is obligated to Wells Fargo Equipment Finance, Inc. under a 48-month lease arrangement dated September 24, 2001 to make monthly payments of $1,779 with a final payment of $8,156 at the end of the 48-month lease. The balance due as of June 30, 2002 was $49,920 (2001 - $77,510). The implicit interest rate is 6.36%.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



9. Obligations under capital leases (continued):

   At June 30, 2002 and December 31, 2001, the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included in capital assets were as follows:

                                          December 31        June 30
                                                 2001           2002
   -------------------------------------------------------------------
                                                         (unaudited)

   Drill rigs                             $  395,000     $  395,000
   Automobile and trucks                      81,562         81,562
   -------------------------------------------------------------------
                                             476,562        476,562
   Less accumulated amortization             (45,248)       (62,492)

   -------------------------------------------------------------------
                                          $  431,314     $  414,070
   ===================================================================

   At June 30, 2002, capital lease repayments are due as follows:


       2003                                             $220,473
       2004                                               21,355
       2005                                               21,355
       2006                                               13,494
       ------------------------------------------------------------
       Total minimum lease payments                      276,677
       Less amount representing interest
        (at rates ranging from 6.36% to 10.47%)          (27,639)
       ------------------------------------------------------------
       Present value of capital lease obligations        249,038
       Less:  current portion                            216,572


       ------------------------------------------------------------
       Obligation under capital leases,
        excluding current portion                       $ 32,466
       ============================================================


   Interest of $5,246 (2001 - $6,678) relating to capital lease obligations has been included in interest expense for the six months ended June 30, 2002.

10. Advances from affiliated parties:

   Advances from affiliated parties are non-interest bearing, unsecured and due on demand. Advances of $469,535 (December 31, 2001 - $239,642) are owed to a stockholder of the Company. Advances of $106,147 (December 31, 2001 - $106,897) are owed to a company controlled by a stockholder of the Company. In 2001, the Company issued 4,599,751 shares of common stock to a company controlled by a stockholder as settlement of $1,379,925 in advances from affiliated parties.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001


11. AK International, S.A. operations:

   In 2000 and 2001, AK International, S.A. conducted contracted drilling activities in Peru, S.A. Drilling ceased in 2001 when the Company's drilling contract was cancelled. The Company removed its major assets and contract personnel from Peru, S.A. during fiscal 2001. The revenue from these operations during the first six months ending June 30, 2002 was $NIL (2001 - $291,919) with net income of $NIL (2001 - $20,513). The remaining assets in Peru including inventory and property and equipment were not recoverable. The Company recognized a write-down of property and equipment of $58,401 and a write-down of inventory in cost of sales of $35,405 during the last quarter of 2001.

12. Income taxes:

   Income tax expense differs from the expected expense if United States Federal rates were applied to earnings before tax. The principal features causing these differences are shown below.

   Six months ended June 30 (unaudited)                 2001             2002
   ----------------------------------------------------------------------------

   Loss before taxes:
     United States                               $(2,593,017)     $(1,005,011)
     Foreign                                        (109,918)        (214,416)
   ----------------------------------------------------------------------------
                                                  (2,702,935)      (1,219,427)

     Non-deductible amortization of goodwill          97,246                -
     Tax loss carryforward                         2,605,689        1,219,427

   ---------------------------------------------------------------------------
   Total tax provision                           $         -      $         -
   ===========================================================================

   The Company has net operating losses aggregating approximately $3,908,000. $38,000 expire in 2019, $658,000 expire in 2020 and $3,212,000 expire in
   2021. Certain of these tax losses are subject to the IRS restrictions on acquisitions of control and may not be immediately deductible. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          December 31        June 30
                                                 2001           2002
   -------------------------------------------------------------------
                                                         (unaudited)

   Deferred tax asset (at effective
    income tax rate of 34%):
      Loss carryforwards                   $  937,720    $ 1,328,720
      Less valuation allowance               (937,720)    (1,328,720)

   -------------------------------------------------------------------
   Net deferred tax assets                 $        -    $        -
   ===================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



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

   Pursuant to APB 25, the Company has recorded employee compensation expense of $NIL during the six months ended June 30, 2002 (2001 - $16,250).

   No stock option activity occurred during the six month period ended June 30, 2002:

                                                                     2002
   ------------------------------------------------------------------------

   Outstanding, January 1, 2002 and June 30, 2002               2,000,000
   ========================================================================

   Exercisable, June 30, 2002                                   2,000,000
   ========================================================================

   Weighted average remaining life of options outstanding       0.50 year
   ========================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



14. Income per share:

   Diluted loss per share has not been disclosed as the net effect of common shares issuable upon the exercise of options and upon conversion of convertible debentures would be anti-dilutive. Common shares held in escrow of 5,000,000 for future debt conversion, if any, at June 30, 2002 have been excluded from the calculation of weighted average number of shares of common stock.

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

June 30, 2002 and 2001



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

      Stothert leases office equipment and the payment schedule is as follows:

       ---------------------------------------------

       2002                              $  7,963
       2003                                 7,963
       2004                                 6,434
       2005                                 4,814
       2006                                 1,216
       ---------------------------------------------


      Rent expenses included in the statements of operations for the six months ended June 30, 2002 and 2001 was $96,368 (CAD $151,271) and $80,916 (CAD
      $124,206), respectively.

  (b) Letters of credit:

      Stothert has issued standby letters of credit totaling $133,160 (CAD $211,800) relating to contracts in progress. These standby letters of credit will expire on December 31, 2002.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



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

   The Company's foreign operations are conducted by Global, Stothert ("Engineering") and AK International ("Drilling").


                          For the three months          For the six months
                             ended June 30                 ended June 30
                              (unaudited)                   (unaudited)
                         -----------------------   ---------------------------
                              2001         2002           2001           2002
   ---------------------------------------------------------------------------

   Interest expense:
     Drilling             $ 18,927     $ 18,336    $    42,694    $    36,746
     Engineering             1,675            -          1,675              -
     Global                  8,052       48,760          8,052        121,412

   ---------------------------------------------------------------------------
                          $ 28,654     $ 67,096    $    52,421    $   158,158
   ===========================================================================

   Depreciation and
    amortization:
     Drilling             $ 40,000     $ 72,332    $    85,644    $   144,297
     Engineering             7,781        6,438         15,635         13,967
     Global                 46,386            -         97,246              -

   ---------------------------------------------------------------------------
                          $ 94,167     $ 78,770    $   198,525    $   158,264
   ===========================================================================

   Segment profit
    (loss):
     Drilling             $(34,302)    $ 31,336    $  (124,300)   $  (108,700)
     Engineering           (37,367)       3,816       (109,918)      (109,084)
     Global               (624,821)    (971,048)    (2,468,717)    (1,001,643)

   ---------------------------------------------------------------------------
                         $(696,490)   $(935,896)   $(2,702,935)   $(1,219,427)
   ===========================================================================

   Segment property
    and equipment
    additions:
     Drilling            $ 131,860     $ 17,080    $   131,860    $    63,229
     Engineering             4,314       13,473          3,137         16,515

   ---------------------------------------------------------------------------
                         $ 136,174     $ 30,553    $   134,997    $    79,744
   ===========================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



17. Geographic areas and industry segments (continued):


                                                As at             As at
                                    December 31, 2001     June 30, 2002
   ----------------------------------------------------------------------
                                                            (unaudited)

   Segment assets:
     Drilling                              $3,485,501        $3,564,555
     Engineering                              683,589           642,828
     Global                                   201,095            44,620

   ----------------------------------------------------------------------
                                           $4,370,185        $4,252,003
   ======================================================================


   Sales to the Company's major customers representing more than 10% of the total revenues included:

                        For the three months         For the six months
                           ended June 30                ended June 30
                            (unaudited)                  (unaudited)
                      -----------------------      ----------------------
                            2001         2002           2001         2002
   -----------------------------------------------------------------------

   Customer A           $302,078     $483,420       $639,774     $571,774
   Customer B            134,301            -        345,614            -
   Customer C              5,612      244,445          5,612      358,472
   Customer D            197,231       41,237        197,231      147,382
   =======================================================================

   The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                        For the three months         For the six months
                           ended June 30                ended June 30
                            (unaudited)                  (unaudited)
                      -----------------------      ----------------------
                            2001         2002           2001         2002
   -----------------------------------------------------------------------

   Revenues from external customers:

      United States   $  659,455   $  582,096     $1,266,395   $  796,209
      Canada             719,684      569,238      1,327,375      976,340
      Peru               214,226            -        291,919            -
   -----------------------------------------------------------------------
                      $1,593,365   $1,151,334     $2,885,689   $1,772,549
   =======================================================================


                                                As at             As at
                                    December 31, 2001     June 30, 2002
   ----------------------------------------------------------------------
                                                            (unaudited)
   Segment assets:
      United States                        $3,485,501        $3,564,555
      Canada                                  884,684           687,448

   ----------------------------------------------------------------------
                                           $4,370,185        $4,252,003
   ======================================================================

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

June 30, 2002 and 2001



18. Supplemental information:

                                                     For the six   For the six
                                                    months ended  months ended
                                                   June 30, 2001 June 30, 2002
 ------------------------------------------------------------------------------
                                                     (unaudited)   (unaudited)
 (a)  Cash flow information:
        Changes in operating assets
        and liabilities:
         Accounts receivable                           $(25,711)    $(345,604)
         Due from director                                    -       (14,012)
         Prepaid expenses                                22,308       (26,846)
         Inventories                                    (29,169)      (31,485)
         Accounts payable                               178,136        10,138
         Accrued liabilities                                  -        17,488
         Deferred revenue                               116,360       (33,793)

      -------------------------------------------------------------------------
                                                       $261,924     $(424,114)
      =========================================================================

 (b)  Supplementary cash flow disclosure:
        Cash paid for:
          Interest                                     $ 44,921      $132,979
          Income taxes                                        -             -

       Non-cash transactions:

          Shares issued as settlement of payables     2,252,500       185,954
          Shares issued for services                          -       579,270
          Shares issued for options to purchase          16,250             -

      =========================================================================


                                                                            Six
                                                      Year ended   months ended
                                               December 31, 2001  June 30, 2002
  -----------------------------------------------------------------------------
                                                                    (unaudited)
  (c) Allowance for doubtful accounts:
       Opening balance                                 $123,213       $140,306
       Bad debt expense                                  18,547          3,911
       Write-offs and settlements                        (1,454)       (12,568)

      -------------------------------------------------------------------------
       Closing balance                                 $140,306       $131,649
      =========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended June 30, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On April 6, 2000 the Company acquired AK Drilling, Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of AK Drilling, Inc. since August 6, 2000 as the Company did not have adequate cash flow to pay out the remaining balance. At June 30, 2002, the Company owed the shareholder of AK $628,000 (December 31, 2001 - $628,000) of the cash portion of the purchase. As a privately owned drilling company, AK Drilling has provided drilling services to the mining industry since 1995. Anthony King, the operator of AK, has over 20 years of hard rock drilling experience. Since 1995, AK Drilling operates primarily in the mineral exploration and water drilling industry. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States. AK Drilling's subsidiary, AK International, S.A., had some minor operations in Peru; however, during 2001, the Company ceased its Peru's operations due to bad economical factors and unsteady political environment and focused its effort in the United States. The Company wrote off the Peru's assets in 2001.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of Stothert Group Inc. since November 20, 2000 as the Company did not have adequate cash flow to pay out the remaining balance. At June 30, 2002, the Company owed the Stothert shareholders $546,300 (December 31, 2001 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

During the first six months of fiscal 2002, the Company was financed through advances from related parties of approximately $229,143 (six months ended June 30, 2001 - nil). The Company issued 966,666 common shares during the six months ended June 30, 2002 for cash proceeds of $130,000. In addition, the Company issued 3,488,363 shares for payments for services to contractors and employees as well as settling for debts owed for $765,224 during the six months ended June 30, 2002.

During the first six months of fiscal 2001, the Company issued shares for payments for services to contractors and employees as well as settling for debts owed for $2,268,750. 206,667 common shares were sold to raise $75,000 in cash in the first quarter of 2001.

                                      -25-
RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. The acquisitions of Stothert and AK Drilling were completed during the second quarter in 2000. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

Total revenues during the quarter ending June 30, 2002 were $1,151,334 (2001 - $1,593,365) made up of $582,096 (2001 - $873,681) from drilling services and
$569,238 (2001 - $719,684) from engineering services. Both service lines' revenues were down from the same period last year due to a slow recovery from the downturn of the North American market earlier. The Company is anticipating a good year from its drilling services for the remainder of the year. The engineering services revenue will maintain at the current level for the remainder of the year as the division implemented a four-day week in March and thus will continue to have a lower billable percentage of staff time.

During the quarter ending June 30, 2002, cost of sales of $814,490 (2001 - $988,096) were made up of $400,945 (2001 - $514,422) expenses in the drilling services and $413,545 (2001 - $473,674) in the engineering services. Compared to the last period's, there had been a 18% decrease in its cost of sales. Gross profits for the second quarter in 2002 for the drilling and engineering operations were 31% and 27% respectively (2001 - 41% and 34% respectively).
Both service lines' gross profits have decreased due to the competitiveness in the slowly-recovering North American market. The engineering service's gross profit is also being affected by a decrease in the billable hours and increased variable expenses.

During the three months ending June 30, 2002, general and administrative costs amounted to $1,099,488 compared to last year's $1,240,073, a 11% decrease. The decrease is a continuous effort by the management to keep the general and administrative costs at a reasonable level. During the quarter, the Company issued 3,788,363 shares at fair market value of $765,224 for compensation to the contractors, to the employees and to settle debt payments.

Of the $1,099,488 in the general and administrative costs this quarter, $129,624 (2001 - $238,182) was related to salaries and benefits and another $545,139 (2001 - $332,622) to consulting fees. The Company incurred interest expense of $93,286 and received interest income of $331 in the quarter (2001 - $27,574 and $12,274 respectively).

The Company recorded a loss of $935,896 during the quarter (2001 - a net loss of $696,490). Drilling services resulted in a $31,336 profit in the second quarter (2001 - $34,302 loss) and the engineering services operation resulted in a $3,816 profit (2001 - $37,367 loss). The parent company recorded a loss of $971,048 during the quarter (2001 - $624,821 loss).

The loss in the second quarter in 2002 is more than the same period in 2001 mainly because of the write-off of its investments of $105,332.

The results of the engineering and drilling operations are expected to improve in 2002 as the Company has been negotiating additional drilling and engineering projects and contracts in the third quarter of 2002. The negotiations are ongoing. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2002, the Company had cash and cash equivalents of $38,170. The working capital position of the Company at June 30, 2002 was a deficit of $2,337,316. This amount includes unpaid balances relating to the purchase of Stothert and AK Drilling of $546,300 and $628,000, respectively. The debt owing to the shareholders of AK Drilling and Stothert are non-secured and the debt owing to former shareholder of AK Drilling bears an interest rate of 8% per annum. The Company is in default of making its purchase price payments on the acquisition of Stothert and AK Drilling since November 20, 2000 and August 6, 2000, respectively, as the Company did not have adequate cash flow to pay out the remaining balance. The Company intends to re-structure these payments. It is expected that these unpaid balances will be repaid from operating cash flows or from equity financings. However, there can be no assurance that additional equity can be raised or if raised, on reasonable terms. If the terms cannot be renegotiated with the shareholders of Stothert and AK Drilling, the Company would require to pay the outstanding amounts on demand.

As at June 30, 2002, $966,032 of the $1,443,977 long-term debt and obligations under capital leases relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The Company is in default of its obligations under one of its lease agreements.
As a result, the lessor has the right to repossess the leased drilling equipment. The Company is currently renegotiating with the lessor the terms of the agreement.

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

                                      -26-

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

The most significant assets of the Company are the drilling equipment operated by AK Drilling with a net book value of $2,879,570 (December 31, 2001 - $2,948,955), and the accounts receivable of $808,675 (December 31, 2001 - $466,982) of which Stothert accounts for $466,304 (December 31, 2001 - $317,638)
and AK Drilling accounts for $239,641 (December 31, 2001 - $131,767), and other amounts account for $102,730 (December 31, 2001 - $17,577).

Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on December 31, 2001. Goodwill will no longer be amortized commencing January 1, 2002 with the new accounting standard and the Company is required to perform annual assessment of impairment of goodwill. In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations as a result of a slow economy and unfavorable business and political factors. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095. Amortization expense recorded in the statements of operations for the quarter ended June 30, 2002 totals $NIL (2001 - $46,386).

OUTLOOK

The Company doesn not have sufficient cash on hand and does not expect to generate sufficient cash from operations to maintain its present level of development efforts over the next three months. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company plans to complete a private placement of equity securities to fund possible future acquisitions and working capital. The sale of additional equity securities or convertible debt could result in additional dilution to the stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to the Company from debt or equity financings, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.

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

The Company is planning to raise up to $5 million in the next twelve months to achieve the following objectives:

   * Pay $628,000 of the cash portion outstanding at June 30, 2002 for the acquisition of AK Drilling;

   * Pay $546,300 of the cash portion outstanding at June 30, 2002 for the acquisition of Stothert Group;

   * Finalize the terms of the joint venture between AK Drilling and Dateline Drilling;

   * Acquire four additional methane gas drilling units and support equipment;
     and

   * Acquire an Idaho-based drilling company with 17 drills in the U.S. mainland, Pacific Rim, Peru and Bolivia, increasing the Company's total number of drill rigs to 40.

If management is unsuccessful in obtaining financing, refinancing its existing obligations under default, or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.


                                      -27-


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

On April 26, 2002, the Company issued an aggregate 1,477,000 shares of its common stock to 9 individuals who were eligible participants in the Company's Consulting and Legal Services Plan adopted by the Board of Directors on October 18, 2001 (the "Plan"). The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. These shares were issued pursuant to a Registration Statement on Form S-8, SEC File No. 333-87086.

On May 21, 2002, the Company issued 100,000 shares to St. George Capital Corporation pursuant to the default provisions of a Promissory Note in the principal amount of US$50,000 dated March 16, 2001 issued to Ingo Mueller, President of St. George Capital Corporation. Pursuant the terms of the Promissory Note, holder shall be entitled to receive 100,000 shares of the Company's restricted common stock for every thirty days in which the Promissory Note remains unpaid after its maturity date of April 16, 2002. The shares were issued to satisfy the Company's obligation under the Promissory Note at April 16, 2002. The shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, as amended (the "Act"), and the safe harbor from registration provided in Regulation S.

On May 22, 2002, the Company issued 575,000 shares of its common stock to its Managing Director, Reg Berry, in consideration of US$1,000 paid by him to the Company on December 19, 2001. The shares were issued in reliance upon the provisions of Section 4(2) of the Act and are restricted against resale pursuant to Rule 144.

On June 4, 2002, the Company issued an aggregate 600,000 shares of its common stock to 2 individuals who were eligible participants in the Company's Consulting and Legal Services Plan adopted by the Board of Directors on October 18, 2001 (the "Plan"). The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. These shares were issued pursuant to a Registration Statement on Form S-8, SEC File No. 333-89456.

On June 17, 2002, the Company sold 666,666 shares of its common stock to a non-U.S. Resident at the offering price of US$0.15 per share. The shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Act, and the safe harbor from registration provided in Regulation S.

On June 25, 2002, the Company issued 736,363 shares of its common stock to St. George Capital Corporation in full settlement of invoices submitted to and owed by the Company for management consulting services, administration, secretarial, phone fax and office use for the six month period from January 1, 2002 to June 30, 2002. The shares were valued at 70% of the closing bid price of the Company's common stock on June 24, 2002, or US$0.11 per share. The shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Act, and the safe harbor from registration provided in Regulation S.

On June 27, 2002, the Company sold 100,000 shares of its common stock to a non-U.S. Resident at the aggregate offering price of US$10,000. The shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Act, and the safe harbor from registration provided in Regulation S.

On June 27, 2002, the Company sold 200,000 shares of its common stock to a non-U.S. Resident, at the aggregate offering price of US$20,000. The shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Act, and the safe harbor from registration provided in Regulation S.

On July 19, 2002, the Company issued 200,000 shares of its common stock to one individual who was an eligible participants in the Company's Consulting and Legal Services Plan adopted by the Board of Directors on October 18, 2001 (the "Plan"). The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. These shares were issued pursuant to a Registration Statement on Form S-8, SEC File No. 333-89456.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc., in the amounts of $546,300 in default since November 20, 2000 and $628,000 in default since August 6, 2000, respectively. The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement and may possibly require the Company to cease operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the second quarter of 2002.

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



(b)  Reports on Form 8-K

      June 6, 2002   This Report was filed as an amendment to
                     the Registrant's Report filed on March 8,
                     2002 to include certain accounting disclosures which were omitted from the initial Report with respect to the engagement of KPMG LLP to serve as the Registrant's new principal independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBAL INDUSTRIAL SERVICES, INC.



                                By: /s/
                                    Terry Kirby, President/Secretary/Treasurer
                                    (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

                                Date: August 19, 2002