Form 10QSB
period 2002-09-30
GLOBAL INDUSTRIAL SERVICES INC
filed 2002-11-20
CIK 1109152

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
         QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

                        Commission File Number: 000-29983


                        GLOBAL INDUSTRIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


       Nevada                                           98-0203485
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                        14th Floor, 609 Granville Street
                         Vancouver, B.C. Canada V6Y 1G5
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (604) 683-8358

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 31,049,960 shares of common stock issued and outstanding as of November 1, 2002.

                                      INDEX



                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets......................................  3

     Consolidated Statements of Operations (Unaudited)................  4

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) (Unaudited)..........................  5

     Consolidated Statements of Cash Flows (Unaudited)................  6

     Notes to Financial Statements....................................  7

Item 2. Management's Discussion and Analysis and Plan of Operation.... 21

Item 3. Controls and Procedures....................................... 26


PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................. 26

Item 2. Changes in Securities......................................... 26

Item 3. Defaults Upon Senior Securities............................... 28

Item 4. Submission of Matters to a Vote of Security Holders........... 28

Item 5. Other Information............................................. 28

Item 6.Exhibits and Reports on Form 8-K............................... 28

Signatures............................................................ 29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                              December 31,       September 30,
                                                                                      2001                2002
                                                                                 (Audited)         (Unaudited)
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $      391,277       $      162,959
     Accounts receivable (note 16(c))                                             466,982              893,566
     Due from director                                                              4,746               18,758
     Prepaid expenses                                                              22,552                6,638
     Inventories (note 2)                                                         299,000              404,001
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,184,557            1,485,922

Property and equipment (note 3)                                                 3,019,794            3,407,966
Investments (note 4)                                                              100,591                    -
Goodwill (note 5)                                                                  19,743               19,743
Equipment lease deposit                                                            45,500               45,500

--------------------------------------------------------------------------------------------------------------
Total assets                                                               $    4,370,185       $    4,959,131
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness (note 6)                                            $       75,949       $      114,125
     Accounts payable                                                             646,434              968,204
     Accrued liabilities                                                          129,005              192,239
     Deferred revenue                                                              75,507               95,688
     Payable on acquisition of subsidiaries (note 7)                            1,174,300            1,174,300
     Current portion of long-term debt (note 8)                                   553,528              752,556
     Current portion of obligations under capital leases (note 9)                 201,869              216,853
     Advances from affiliated parties (note 10)                                   346,539              515,817
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  3,203,131            4,029,782

Long-term debt (note 8)                                                           677,013              515,743
Obligations under capital leases (note 9)                                          60,597              452,182
--------------------------------------------------------------------------------------------------------------
                                                                                3,940,741            4,997,707

Stockholders' equity:
     Authorized:
         50,000,000 Common stock at $0.001 par value
     Issued and outstanding:
         30,376,960 Common stock (2001 - 24,971,931)                               19,973               25,378
     Additional paid-in capital                                                 4,672,499            5,620,364
     Accumulated deficit                                                       (4,234,279)          (5,661,197)
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                        (28,749)             (23,121)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   429,444              (38,576)

Continuing operations (note 1(a))
Commitments and contingencies (note 14)
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $    4,370,185       $    4,959,131
==============================================================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                    For the three      For the three          For the nine        For the nine
--------------------------------------------------------------------------------------------------------------
                                     months ended       months ended          months ended        months ended
                                     September 30       September 30          September 30        September 30
                                             2001               2002                  2001                2002
--------------------------------------------------------------------------------------------------------------

Sales:
     Drilling                     $       441,420    $     1,047,450       $    1,999,734       $    1,843,659
     Engineering fees                     511,928            537,873            1,839,303            1,514,213
     ---------------------------------------------------------------------------------------------------------
                                          953,348          1,585,323            3,839,037            3,357,872
Cost of sales:
     Drilling                             451,393            657,387            1,597,385            1,541,551
     Engineering                          370,040            374,529            1,219,321            1,096,892
     ---------------------------------------------------------------------------------------------------------
                                          821,433          1,031,916            2,816,706            2,638,443
Gross margin:
     Drilling                              (9,973)           390,063              402,349              302,108
     Engineering                          141,888            163,344              619,982              417,321
     ---------------------------------------------------------------------------------------------------------
                                          131,915            553,407            1,022,331              719,429
Operating expenses:
     General and administrative           653,157            468,166            4,124,112            1,890,161
     Amortization of goodwill              52,275                  -              149,521                    -
     Depreciation of equipment                  -              1,223                    -                5,553
     ---------------------------------------------------------------------------------------------------------
                                          705,432            469,389            4,273,633            1,895,714

--------------------------------------------------------------------------------------------------------------
Income (loss) before other income
   (expenses)                            (573,517)            84,018           (3,251,302)          (1,176,285)

Other income (expenses):
     Interest on long-term debt           (96,301)          (120,793)            (148,722)            (278,951)
     Interest on payable on
       investment (note 7)                      -            (13,796)                   -              (39,986)
     Write off of investment (note 4)           -                  -                    -             (105,332)
     Interest income                        7,863                 26               35,134                2,682
     Gain on forgiveness of debt                -                  -                    -              112,500
     Other income                               -             17,097                    -               58,454
     ---------------------------------------------------------------------------------------------------------
                                          (88,438)          (117,466)            (113,588)            (250,633)

--------------------------------------------------------------------------------------------------------------
Loss                              $      (661,955)   $       (33,448)      $   (3,364,890)      $   (1,426,918)
==============================================================================================================

Loss per share of common stock:
     Basic and diluted (note 13)  $        (0.03)    $        (0.00)       $        (0.19)      $        (0.05)
==============================================================================================================

Weighted average number of
   shares of common stock:
     Basic and diluted (note 13)       20,473,764         29,457,676           17,669,413           29,128,676
==============================================================================================================

See accompanying notes to consolidated financial statements.

global industries services inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Unaudited)
(Expressed in U.S. Dollars)

Nine months ended September 30, 2002


                                                                      Additional       Common     Currency                    Total
                                                    Common shares        paid-in        stock  translation  Accumulated shareholder'
                                               Shares         Amount     capitalsubscriptions   adjustment      deficit       equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  24,971,931       19,973    4,672,499            -  $   (28,749) $(4,234,279) $  429,444
------------------------------------------------------------------------------------------------------------------------------------

Issuance of shares of common stock             966,666          967      135,033            -            -            -     136,000
Stock compensation components of
   comprehensive loss:
Issuance of shares of common stock
   for services                              3,177,000        3,177      637,593            -            -            -     640,770
Issuance of shares of common stock
   in settlement of payables                 1,261,363        1,261      175,239            -            -            -     176,500
Components of comprehensive loss:
   Loss                                              -            -            -            -            -   (1,426,918) (1,426,918)
   Foreign currency translation adjustment           -            -            -            -        5,628            -       5,628
                                            (1,421,290)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                 30,376,960  $    25,378  $ 5,620,364  $         -  $   (23,121) $(5,661,197) $  (38,576)
====================================================================================================================================



See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                              For the nine        For the nine
                                                                              months ended        months ended
                                                                              September 30        September 30
                                                                                      2001                2002
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Loss                                                                  $   (3,364,890)      $   (1,426,918)
     Items not involving cash:
         Depreciation and amortization                                            302,714              225,891
         Bad debt expense                                                          75,531                5,866
         Non-cash interest                                                            313               69,506
         Stock-based compensation                                               2,293,950              640,770
         Debenture discount amortization                                           25,000                    -
         Write off of property and equipment                                        8,000                    -
         Write off of investment                                                        -              105,332
     Changes in operating assets and
       liabilities (note 16(a))                                                   777,977               46,136
     ---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                          118,595             (333,417)

Cash flows from investing activities:
     Additions to property and equipment, net                                      (5,381)            (168,804)

     ---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                         (5,381)            (168,804)

Cash flows from financing activities:
     Increase (Decrease) in bank indebtedness                                     (21,018)              38,176
     Proceeds from issuance of shares of
       common stock                                                               125,000              136,000
     Repayment of long-term debt                                                 (258,204)            (716,748)
     Proceeds from long-term debt                                                 163,400              685,000
     Repayment of capital leases                                                        -              (43,431)
     Advances from affiliated party                                               254,071              169,278
     Decrease in payable on acquisition of subsidiaries                          (140,000)                   -
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    123,249              268,275

Effect of changes in foreign exchange rates
   on cash balances                                                               (16,212)               5,628

--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                  220,251             (228,318)

Cash and cash equivalents, beginning of period                                    119,376              391,277

--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $      339,627       $      162,959
==============================================================================================================

See accompanying notes to consolidated financial statements.

GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

September 30, 2002 and 2001

--------------------------------------------------------------------------------


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

1. Accounting policies:

     (a)  Basis of presentation:

          The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year or for any other interim period.

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

          As reflected in the accompanying consolidated financial statements, the Company has had recurring losses from operations, negative cash flow from operations and at September 30, 2002, had a working capital deficiency of $2,543,860. Also, as described in notes 7, 8, 9, the Company is in default on payments under certain acquisition loans and other loan agreements. To September 30, 2002, the creditor(s) have taken no action on this default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          The Company believes its cash reserves at September 30, 2002 are sufficient to maintain its present level of operations over the next three months. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern:

          (i)  Raise additional capital through the sale of its capital stock;

          (ii) Raise   additional   funds   through   financing   agreements  or
               renegotiate agreements currently in default;

          (iii)Acquire additional profitable operating companies through the issuance of shares of capital stock and cash.

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

          In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amounts and fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company implemented FAS No. 144 in fiscal 2002. The adoption did not impact the Company's financial position or results of operations.

          Currently, the Company does not believe that the impact of the adoption of FAS No. 143 will be material to its financial results.

     (e)  Comparative figures:

          Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. Inventories:

--------------------------------------------------------------------------------
                                              December 31         September 30
--------------------------------------------------------------------------------
                                                     2001                 2002
--------------------------------------------------------------------------------
                                                                    (unaudited)

        Raw materials                       $     299,000       $      404,001
--------------------------------------------------------------------------------

Inventories consist principally of drilling pipe and drilling supplies.


GLOBAL INDUSTRIAL SERVICES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

September 30, 2002 and 2001

--------------------------------------------------------------------------------

3.     Property and equipment:

--------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
       December 31, 2001                                          Cost       depreciation                value
--------------------------------------------------------------------------------------------------------------
       Drill rigs                                      $     3,029,952     $      811,180       $    2,218,772
       Automobiles and trucks                                  416,695            176,120              240,575
       Equipment                                               617,034            129,074              487,960
       Computer equipment and software                         348,702            295,899               52,803
       Office equipment, furniture and fixtures                288,993            270,495               18,498
       Office building                                           1,735                549                1,186

--------------------------------------------------------------------------------------------------------------
                                                       $     4,703,111     $    1,683,317       $    3,019,794
--------------------------------------------------------------------------------------------------------------

                                                                              Accumulated             Net book
       September 30, 2002 (unaudited)                             Cost       depreciation                value
--------------------------------------------------------------------------------------------------------------

       Drill rigs                                      $     3,557,447     $      966,786       $    2,590,661
       Automobiles and trucks                                  483,143            197,323              285,820
       Equipment                                               629,227            154,821              474,406
       Computer equipment and software                         353,346            312,925               40,421
       Office equipment, furniture and fixtures                291,236            275,677               15,559
       Office building                                           1,735                636                1,099

--------------------------------------------------------------------------------------------------------------
                                                       $     5,316,134     $    1,908,168       $    3,407,966
--------------------------------------------------------------------------------------------------------------

     Depreciation expense recorded in the statements of operations for the nine months and quarter ended September 30, 2002 was $225,891 and $67,627, respectively (nine months and quarter ended September 30, 2001 was $153,193 and $51,914, respectively).

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

     (b) In2001, the Company paid cash of $19,367 and issued 25,000 shares of common stock with a market value of $16,250 to the stockholder of Trisil Minerals, Inc. ("Trisil") in exchange for a 180-day option to purchase Trisil. In addition, the Company incurred capital costs of $1,220 related to this investment. The Company wrote off $36,837 of costs associated with the option upon expiry of the original option in 2001.

          During the first nine months of 2002, the Company signed a new option agreement with the stockholder of Trisil Minerals, Inc. Upon issuance of 25,000 shares of common stock of the Company to the stockholder of Trisil, the new agreement gives the Company an open period in which to evaluate Trisil's properties and markets for its products, at the Company's expense. As at September 30, 2002, no shares have been issued for this right.

5. Goodwill:

     In 2000, the Company acquired AK Drilling, Inc., a company engaged in the contract drilling for minerals and water. According to the terms of this acquisition, the Company acquired all of the capital stock of AK Drilling, Inc. for a total consideration of $1,150,000 in cash plus 1,000,000 shares of common stock of the Company valued at $0.64 per share (market value at the acquisition date). At September 30, 2002, $628,000 of the cash portion of the purchase price remained unpaid (see note 7).

     In 2000, the Company acquired Stothert Group, Inc., an engineering firm. According to the terms of this acquisition, the Company acquired all of the capital stock of Stothert Group, Inc. for total consideration of $814,300 in cash plus 227,000 shares of common stock of the Company valued at $0.88 per share (market value at the acquisition date). At September 30, 2002, $546,300 of the cash portion of the purchase price remained unpaid (see note 7).


     Goodwill recorded through these acquisitions totaled $1,016,016. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Upon adoption, goodwill is no longer amortized under this new accounting standard and the Company is required to perform an annual assessment of impairment of goodwill. Amortization expense recorded in the statements of operations for the nine months and quarter ended September 30, 2002 totals $NIL and $NIL, respectively (nine months and quarter ended September 30, 2001 - $149,521 and $52,275, respectively). Excluding goodwill amortization, adjusted loss and adjusted loss per common share for the three and nine months ended September 30, 2001 would be

     $609,680 and $3,215,369 and ($0.03) and ($0.18),  respectively. In December
     2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095.


6. Bank indebtedness:

     Bank indebtedness is comprised of a chequing account overdraft and an operating line. The First Citizens Bank Operating Line established in 2000 was transferred to Wells Fargo Bank in 2002. The Wells Fargo Bank Operating Line is secured by all unsecured inventory, accounts receivable and equipment. The loan bears interest at a fixed annual rate of 6%, and is for a maximum amount of $150,000. The balance due as of September 30, 2002 was $100,039 (2001 - First

     Citizens Bank - $75,949). The First Citizens Bank Chequing Account was in overdraft at September 30, 2002 to the amount of $14,086 (2001 - $NIL).

7.     Payable on acquisition of subsidiaries:

--------------------------------------------------------------------------------
                                                December 31         September 30
                                                      2001                 2002
--------------------------------------------------------------------------------
                                                                    (unaudited)

       AK Drilling, Inc.                    $      628,000       $      628,000
       Stothert Group, Inc.                        546,300              546,300

--------------------------------------------------------------------------------
                                            $    1,174,300       $    1,174,300
--------------------------------------------------------------------------------

     The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc. (note 5). The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement and may possibly require the Company to cease operations. The remaining operations of the Company (excluding the AK Drilling and Stothert Group businesses) are summarized as follows:

--------------------------------------------------------------------------------

       Balance Sheet information
       as at September 30, 2002                                      (unaudited)

       Current assets                                            $      125,891
       Other current liabilities                                        848,830

       Statement of Operations information
       Nine months ended September 30, 2002

       Interest income                                           $          174

       Operating expenses                                               992,145

       Expense recovery                                                (112,500)
       Other expenses                                                   228,537
--------------------------------------------------------------------------------
       Total expense                                                  1,108,182

--------------------------------------------------------------------------------
       Loss                                                       $    1,108,008
--------------------------------------------------------------------------------

8.     Long-term debt:

--------------------------------------------------------------------------------------------------------------
                                                                              December 31         September 30
                                                                                     2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
       FCB Consolidation (a)                                               $      557,461       $            -
       Sellars Financial Inc. (b)                                                 275,968              396,388
       Center Capital 3 (c)                                                       237,558                    -
       Maricopa Equity Management Corp. (d)                                       100,000              100,000
       FCB Trucks (e)                                                              29,996                    -
       Dateline Drilling (f)                                                       26,808               27,883
       Kettle Drilling (g)                                                          2,750                2,750
       Wells Fargo Consolidation (h)                                                    -              685,000
       Performance Dodge Trucks                                                         -               56,278
--------------------------------------------------------------------------------------------------------------
       Total                                                                    1,230,541            1,268,299
       Less:  current portion                                                    (553,528)            (752,556)

--------------------------------------------------------------------------------------------------------------
       Long-term portion                                                   $      677,013       $      515,743
--------------------------------------------------------------------------------------------------------------

     Maturities of long-term debt for the twelve month period ended September 30, 2002 are as follows:

          ---------------------------------------------------------

          2003                                      $       752,556
          2004                                              239,250
          2005                                              253,981
          2006                                               11,256
          2007                                               11,256

          ---------------------------------------------------------
                                                    $     1,268,299
          ---------------------------------------------------------


The Company's long-term debt agreements, as described below, do not contain any financial covenants.

     (a) The Company was obligated to First Citizens Bank under a 60-month promissory note dated September 30, 1999 in the principal amount of $944,030. The loan was bearing interest at a fixed annual rate of 8.25% per year with monthly payments of $19,253 and was secured by all inventory, accounts receivable, equipment and general intangibles. The First Citizens Bank loan was refinanced by a Wells Fargo Bank consolidation loan in September of 2002 (see note 8(h)).

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

     (c) The Center Capital loan was bearing interest of 9.0% per year, payable in monthly installments totaling $61,680 per year, and secured by liens on certain drill rigs and other equipment. The Center Capital loan was refinanced by a Wells Fargo Bank consolidation loan in September of 2002 (see note 8(h)).

          (d) On June 22, 2001, the Company issued a $100,000 convertible debenture together with a premium of $25,000. The premium was paid on August 23, 2001 as per the original terms of the convertible debenture agreement. On August 23, 2001 the parties agreed to an extension of the terms of the convertible debenture whereby the Company would pay an additional $15,000 to keep the funds available for a further thirty days until September 22, 2001, with an option to pay yet another $15,000 for another thirty days (until October 22, 2001). Payments of $15,000 and $27,000 were made in September, 2001 and November, 2001, respectively. The Company has not made any additional payments to the lender and is in the process of renegotiating the terms and conditions with the lenders. At any time the holder may opt to convert the debenture to common stock at a conversion price which is the lesser of
          (a) 110% of the closing bid price for Company's common stock on the trading day immediately preceding its issuance date, or (b) 80% of the lowest closing bid price for Company's common stock during the five trading days prior to and including the conversion date. The conversion price is subject to certain adjustments should the Company grant stock options, declare a stock split, issue additional shares of capital stock or issue convertible debt. The beneficial conversion feature valued at $25,000 has been recorded as additional paid in capital and is recognized as additional interest expense during 2001 over the term of the debenture using the interest method. Any remaining principal balance is to be automatically converted into common stock of the Company on June 22, 2003.

     (e) The Company was obligated to First Citizens Bank under a 60-month promissory note dated January 4, 1999 in the principal amount of $65,165. The note was bearing interest at a fixed rate of 7.75% per year with monthly payments of $1,314, and secured by liens on certain trucks. The First Citizens Bank note was refinanced by a Wells Fargo Bank consolidation loan in September of 2002 (see note 8(h)).

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

     (h) The Company is obligated to Wells Fargo Bank under a 60-month promissory note dated September 17, 2002 in the principal amount of $685,000. The Wells Fargo Bank loan consolidated several loans and notes payable. The loan bears interest at a fixed annual rate of 6% per year with monthly payments of $13,243 and is secured by all inventory, accounts receivable, equipment and general intangibles.

9. Obligations under capital leases:

     The Company is obligated to Dateline Drilling, Inc. ("Dateline") under a 24-month lease arrangement dated May 20, 2000 to make monthly payments of $16,651 with a final payment of $38,000 at the end of the 24-month lease. At September 30, 2002, the Company is in default of its obligations under this lease. As a result, Dateline has the right to repossess the leased drilling equipment. The balance due as of September 30, 2002 was $199,118 (2001 - $184,956). The implicit interest rate is 10.47%.

     The Company is obligated to Wells Fargo  Equipment  Finance,  Inc.  under a
     48-month lease arrangement dated September 24, 2001 to make monthly payments of $1,779 with a final payment of $8,156 at the end of the 48-month lease. The balance due as of September 30, 2002 was $64,917 (2001
     - $77,510). The implicit interest rate is 6.36%.

     The Company is obligated to Talon Drilling, Inc. ("Talon") under a 20-month lease arrangement dated September 15, 2002 to make monthly payments of $22,500. The balance due as of September 30, 2002 was $405,000 (2001 - $NIL). The implicit interest rate is 3%.

     At September 30, 2002 and December 31, 2001, the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included in capital assets were as follows:

--------------------------------------------------------------------------------
                                                December 31         September 30
                                                    2001                 2002
--------------------------------------------------------------------------------
                                                                     (unaudited)

       Drill rigs                           $      395,000       $      800,000
       Automobile and trucks                        81,562               81,562
--------------------------------------------------------------------------------
                                                   476,562              881,562
       Less accumulated amortization               (45,248)             (72,240)

--------------------------------------------------------------------------------
                                             $     431,314       $      809,322
--------------------------------------------------------------------------------

At September 30, 2002, capital lease repayments for the twelve month period ended September 30, 2002 are due as follows:

          ---------------------------------------------------------
          2003                                        $     521,319
          2004                                              156,355
          2005                                               21,355
          2006                                                8,156
          ---------------------------------------------------------
          Total minimum lease payments                      707,185
          Less amount representing interest
            (at rates ranging from 6.36% to 10.47%)         (38,150)
          ---------------------------------------------------------
          Present value of capital lease obligations        669,035
          Less:  current portion                            216,853

          ---------------------------------------------------------
          Obligation under capital leases,
            excluding current portion                       452,182
          ---------------------------------------------------------

Interest of $6,333 (2001 - $16,733) relating to capital lease obligations has been included in interest expense for the nine months ended September 30, 2002.

10. Advances from affiliated parties:

     Advances from affiliated parties are non-interest bearing, unsecured and due on demand. Advances of $490,671 (December 31, 2001 - $239,642) are owed to a stockholder of the Company. Advances of $25,146 (December 31, 2001 - $106,897) are owed to a company controlled by a stockholder of the Company. In 2001, the Company issued 4,599,751 shares of common stock to a company controlled by a stockholder as settlement of $1,379,925 in advances from affiliated parties.

11. AK International, S.A. operations:

     In 2000 and 2001, AK International, S.A. conducted contracted drilling activities in Peru, S.A. Drilling ceased in 2001 when the Company's drilling contract was cancelled. The Company removed its major assets and contract personnel from Peru, S.A. during fiscal 2001. The revenue from these operations during the first nine months ending September 30, 2002 was $NIL (2001 - $292,930) with net income of $NIL (2001 - $20,513). The remaining assets in Peru including inventory and property and equipment were not recoverable. The Company recognized a write-down of property and equipment of $58,401 and a write-down of inventory in cost of sales of $35,405 during the last quarter of 2001.

12. Capital stock:

     Under the Stock Plan maintained by the Company, the Company can grant incentive stock options and non-qualified stock options to officers, key employees, consultants and directors of the Company at a price of not less than $0.25 per share.

     The maximum number of shares which may be issued under the plan is 2,000,000.

     On January 14, 2000, the Company granted options to purchase 2,000,000 shares of common stock. 500,000 shares are exercisable at $0.25 per share and 1,500,000 shares are exercisable at $0.50 per share. The options vested immediately and expire in three years.

     Pursuant to APB 25, the Company has recorded employee compensation expense of $NIL during the nine months ended September 30, 2002 (2001 - $16,250).

     A summary of stock option transactions is as follows:

--------------------------------------------------------------------------------
                                                                            2002
--------------------------------------------------------------------------------

       Outstanding, January 1, 2002 and September 30, 2002             2,000,000

--------------------------------------------------------------------------------

       Exercisable, September 30, 2002                                 2,000,000
--------------------------------------------------------------------------------

       Weighted average remaining life of options outstanding         0.25 years
--------------------------------------------------------------------------------

13. Income per share:

     Common shares held in escrow of 5,000,000 for future debt conversion, if any, at September 30, 2002 have been excluded from the calculation of weighted average number of shares of common stock.

14. Commitments and contingencies:

     (a)  Operational leases:

          AK Drilling rents on-site office and living quarters on a per-job basis. The terms of the leases range from a month-to-month to a maximum of a six month lease.

          Stothert leases premises under an operating lease which expires in 2005. The aggregate minimum annual rental payments over the next five years are $170,455 (CAD $271,500) per year.

          Stothert leases office equipment and the payment schedule is as follows:


          ---------------------------------------------------------

          2002                                       $        7,963
          2003                                                7,963
          2004                                                6,434
          2005                                                4,814
          2006                                                1,216

          ---------------------------------------------------------

          Rent expenses included in the statements of operations for the nine months ended September 30, 2002 and 2001 was $148,111 and $149,803, respectively.

     (b)  Letters of credit:

          Stothert has issued standby letters of credit totaling $134,195 (CAD $211,800) relating to contracts in progress. These standby letters of credit will expire on December 31, 2002.

15. Geographic areas and industry segments:

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

     The  Company's  foreign  operations  are  conducted  by  Global,   Stothert
     ("Engineering") and AK International ("Drilling").

--------------------------------------------------------------------------------------------------------------
                                           For the three months                      For the nine months
                                            ended September 30                       ended September 30
--------------------------------------------------------------------------------------------------------------
                                                (unaudited)                              (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                2001             2002                2001                 2002
--------------------------------------------------------------------------------------------------------------
       Interest expense:
           Drilling                    $      20,289    $      59,904      $       62,983       $       96,650
           Engineering                        16,762                -              18,437                    -
           Global                             59,250           60,889              67,302              182,301

--------------------------------------------------------------------------------------------------------------
                                       $      96,301    $     120,793      $      148,722       $      278,951
==============================================================================================================

       Depreciation and amortization:
           Drilling                    $      44,145    $      63,682      $      129,789       $      207,979
           Engineering                         7,769            3,945              23,404               17,912
           Global                             52,275                -             149,521                   -
--------------------------------------------------------------------------------------------------------------
                                       $     104,189    $      67,627      $      302,714       $      225,891
==============================================================================================================

       Segment profit (loss):
           Drilling                    $   (157,237)    $     190,768      $     (281,537)      $      (91,975)
           Engineering                     (148,256)         (117,851)           (258,174)            (226,935)
           Global                          (356,462)         (106,365)         (2,825,179)          (1,108,008)

--------------------------------------------------------------------------------------------------------------
                                       $   (661,955)    $     (33,448)    $    (3,364,890)      $   (1,426,918)
==============================================================================================================

       Segment property and equipment net additions:
           Drilling                    $    (132,949)   $      89,060      $       (2,703)      $      152,289
           Engineering                         3,333                -               8,084               16,515

--------------------------------------------------------------------------------------------------------------
                                       $    (129,616)   $      89,060      $        5,381       $      168,804
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
                                                                                    As at                As at
--------------------------------------------------------------------------------------------------------------
                                                                              December 31         September 30
                                                                                     2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
       Segment assets:
           Drilling                                                        $    3,485,501       $    4,268,834
           Engineering                                                            683,589              564,406
           Global                                                                 201,095              125,891

--------------------------------------------------------------------------------------------------------------
                                                                           $    4,370,185       $    4,959,131
==============================================================================================================

Sales to the Company's major customers representing more than 10% of the total revenues included:

--------------------------------------------------------------------------------------------------------------
                                           For the three months                      For the nine months
                                            ended September 30                       ended September 30
--------------------------------------------------------------------------------------------------------------
                                                (unaudited)                              (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                2001             2002                2001                 2002
--------------------------------------------------------------------------------------------------------------
       Customer A                      $      94,963    $     848,492      $      734,737       $    1,420,266
       Customer B                             59,109                -             404,723                    -
       Customer C                            136,993          335,748             142,605              697,296
       Customer D                            101,649             37,615           298,880              188,262
==============================================================================================================

The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

--------------------------------------------------------------------------------------------------------------
                                           For the three months                      For the nine months
                                            ended September 30                       ended September 30
--------------------------------------------------------------------------------------------------------------
                                                (unaudited)                              (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                2001             2002                2001                 2002
--------------------------------------------------------------------------------------------------------------
       Revenues from external customers:
           United States               $     432,548    $     1,047,450    $    1,698,943       $    1,843,659
            Canada                           511,928            537,873         1,839,303            1,514,213
            Peru                               8,872                -             300,791                    -
--------------------------------------------------------------------------------------------------------------
                                       $     953,348    $     1,585,323    $    3,839,037       $    3,357,872
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
                                                                                    As at                As at
--------------------------------------------------------------------------------------------------------------
                                                                              December 31         September 30
                                                                                     2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
       Segment assets:
           United States                                                   $    3,485,501       $    4,394,725
            Canada                                                                884,684              564,406

--------------------------------------------------------------------------------------------------------------
                                                                           $    4,370,185       $    4,959,131
==============================================================================================================

16.    Supplemental information:

--------------------------------------------------------------------------------------------------------------
                                                                             For the nine         For the nine
                                                                             months ended         months ended
                                                                             September 30         September 30
                                                                                     2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)          (unaudited)
(a)      Cash flow information:
              Changes in operating assets
                 and liabilities:
                  Accounts receivable                                      $      283,615       $     (432,450)
                  Due from director                                                     -              (14,012)
                  Prepaid expenses                                                113,882               15,914
                  Inventories                                                     (29,169)            (105,001)
                  Other assets                                                    (39,729)                   -
                  Accounts payable                                                343,439              498,270
                  Accrued liabilities                                                   -               63,234
                  Deferred revenue                                                105,939               20,181

--------------------------------------------------------------------------------------------------------------
                                                                           $      777,977       $       46,136
==============================================================================================================

(b)      Supplementary cash flow disclosure:
              Cash paid for:
                  Interest                                                 $       62,553       $      209,445
                  Income taxes                                                          -                    -

              Non-cash transactions:

                  Shares issued as settlement of payables                       2,277,700              176,500
                  Shares issued for services                                            -              640,770
                  Shares issued for options to purchase                            16,250                    -
                  Capital lease addition                                                -              450,000

==============================================================================================================
                                                                                    As at                As at
--------------------------------------------------------------------------------------------------------------
                                                                              December 31         September 30
                                                                                     2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
(c)      Allowance for doubtful accounts:
              Opening balance                                              $      123,213       $      140,306
              Bad debt expense                                                     18,547                5,866
              Write-offs and settlements                                           (1,454)                 216

--------------------------------------------------------------------------------------------------------------
              Closing balance                                              $      140,306       $      146,388
==============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended September 30, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On April 6, 2000 the Company acquired AK Drilling, Inc. from its sole shareholder who remains as the operator of AK Drilling. The acquisition price was $1,150,000 in cash and 1 million common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of AK Drilling, Inc. since August 6, 2000 as the Company did not have adequate cash flow to pay out the remaining balance. At September 30, 2002, the Company owed the shareholder of AK Drilling $628,000 (December 31, 2001 - $628,000) of the cash portion of the purchase. As a privately owned drilling company, AK Drilling has provided drilling services to the mining industry since 1995. Anthony King, the operator of AK, has over 20 years of hard rock drilling experience. Since 1995, AK Drilling operates primarily in the mineral exploration and water drilling industry. AK Drilling's offices are located in Ramsay, Montana and it has projects throughout the United States. AK Drilling's subsidiary, AK International, S.A., had some minor operations in Peru; however, during 2001, the Company ceased its Peru's operations due to bad economical factors and unsteady political environment and focused its effort in the United States. The Company wrote off the Peru's assets in 2001.

On April 26, 2000 the Company acquired Stothert from its shareholders in consideration for $814,300 in cash and 227,000 common shares of the Company. The Company is in default of making its purchase price payments on the acquisition of Stothert Group Inc. since November 20, 2000 as the Company did not have adequate cash flow to pay out the remaining balance. At September 30, 2002, the Company owed the Stothert shareholders $546,300 (December 31, 2001 - $546,300) of the cash portion of the purchase price. Stothert is a Vancouver based company providing engineering, construction and project management services for the power, pulp and paper, industrial minerals, forestry and environmental industries. It was established in 1966 and employs professional engineers, managers and operations specialists. Stothert provides a full range of services including feasibility studies, detailed engineering, project management services, turnkey supply and construction, operations and training services, technical audits and due diligence. It has carried out industrial projects in over 60 countries.

During the first nine months of fiscal 2002, the Company was financed through advances from related parties of approximately $169,278 (nine months ended September 30, 2001 - $254,071). The Company issued 966,666 common shares during the nine months ended September 30, 2002 and raised $136,000. In addition, the Company issued 4,438,363 common shares for payments to contractors and employees as well as settling debts owed of $817,270 during the nine months ended September 30, 2002.

During the first nine months of fiscal 2001, the Company issued common shares for payments to contractors and employees as well as settling for debts owed for $2,293,950. 706,667 common shares were sold to raise $125,000 in cash in the first nine months of 2001.


RESULTS OF OPERATIONS

The Company was not operating prior to December 31, 1999 and had only incurred minimal start-up expenses as of that date. The acquisitions of Stothert and AK Drilling were completed during the second quarter in 2000. The two acquired companies results are reflected in the consolidated financial statements from the dates of acquisition.

Total revenues during the quarter and nine months ending September 30, 2002 were $1,585,323 and $3,357,872 respectively (2001 - $953,348 and $3,839,037) made up of $1,047,450  and  $1,843,659  (2001 - $441,420 and  $1,999,734)  from drilling services and  $537,873 and  $1,514,213  (2001 - $511,928  and  $1,839,303)  from engineering services. Both service lines' three months revenues ending September 30, 2002 increased from the same period last year as the Company continued to recover from a slow North American market. However, the revenues for the first nine months in 2002 were less than the same period last year as the Company experienced a slow recovery from the downturn of the economy during the first six months in 2002. The Company is anticipating a good year from its drilling services for the remainder of the year. The engineering services revenue will maintain at the current level in the fourth quarter.

During the quarter and nine months ending September 30, 2002, cost of sales of $1,031,916 and $2,638,443 respectively (2001 - $821,433 and $2,816,706) were made up of $657,387 and $1,541,551 (2001 - $451,393 and $1,597,385)  expenses in the  drilling  services  and  $374,529  and  $1,096,892  (2001  -  $370,040  and
$1,219,321) in the engineering services. Compared to the last period's, there had been a 26% increase in its cost of sales during the quarter and a 6% decrease during the nine months ending September 30, 2002. Gross profits for the third quarter in 2002 for the drilling and engineering operations were 37% and 30% respectively (2001 - (2%) and 28% respectively). As anticipated, the drilling operation's gross profit have improved drastically as the Company continued to focused its effort in the recovering North American economy and has secured itself in a few well-rewarded contracts during the last quarter. The engineering service's gross profit increased slightly compared to prior year's as it is slowly recovering from a slow North American market. Gross profits for the nine months ending in September 30, 2002 for the drilling and engineering operations were 16% and 28% respectively (2001 - 20% and 34% respectively). Both lines' gross profits for the nine-month period ending September 30, 2002 decreased because the Company was slow in recovering during the first six months in 2002.

During the three months and nine months ending September 30, 2002, general and administrative costs amounted to $468,166 and $1,890,161 respectively compared to last year's $653,157 and $4,124,112, a 28% and 54% decrease respectively. The decrease is a continuous effort by the management to keep the general and administrative costs at a reasonable level. During the quarter, the Company issued 950,000 common shares at fair market value of $52,046 for compensation to the contractors, to the employees and to settle debt payments. And in the first nine months in 2002, the Company issued 4,438,363 common shares at fair market value of $817,270 for compensation to the contractors, to the employees and to settle debt payments.

Of the $468,166 in the general and administrative costs this quarter, $115,364 (2001 - $309,469) was related to salaries and benefits and another $248,539 (2001 - $226,734) to consulting fees. The Company incurred interest expense of $134,589 and received interest income of $26 in the quarter (2001 - $96,301 and $7,863 respectively).

The Company recorded a loss of $33,448 during the quarter (2001 - a net loss of $661,955). Drilling services resulted in a $190,768 profit in the third quarter (2001 - $157,237 loss) and the engineering services operation resulted in a $117,851 loss (2001 - $148,256 loss). The parent company recorded a loss of $106,365 during the quarter (2001 - $356,462 loss).

The loss in the third quarter in 2002 is less than the same period in 2001 due mainly to the strong performance in the drilling operations and the recovery of the North American economy during the quarter.

The Company recorded a loss of $1,426,918 during the nine months ending September 30, 2002 (2001 - a net loss of $3,364,890). Drilling services resulted in a $91,975 loss in the first nine months in 2002 (2001 - $281,537 loss) and the engineering services operation resulted in a $226,935 loss (2001 - $258,174 loss). The parent company recorded a loss of $1,108,008 during the first nine months in 2002 (2001 - $2,825,179 loss). The loss in the first nine months ending September 30, 2002 is less than the same period in 2001 because the Company cut back a number of general and administrative expenses.

The results of the engineering and drilling operations are expected to improve in 2002 as the Company has been negotiating additional drilling and engineering projects and contracts in the fourth quarter of 2002. The negotiations are ongoing. Thus far, the Company has secured and entered into two drilling and one engineering contracts in the fourth quarter. The corporate entity will continue to be a cost center as it undertakes to improve the debt and equity structure of the Company and review additional acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at September 30, 2002 was a deficit of $2,543,860. This amount includes unpaid balances relating to the purchase of Stothert and AK Drilling of $1,174,300 which are in the process of being re-structured. It is expected that these unpaid balances will be repaid from operating cash flows or from equity financings. However, there can be no assurance that there will be additional equity.

As at September 30, 2002, $1,413,063 of the $1,937,334 long-term debt and obligations under capital leases, including the current portion, relates specifically to AK Drilling. These loans are generally for and secured by equipment purchases for items such as drill rigs and haul trucks and carry interest rates which range from 7.5% to 10%. The related party advances are from a stockholder of the Company and from a company controlled by a stockholder of the Company and the advances are non-interest bearing, unsecured and payable on demand. The debt owing to the shareholders of AK Drilling and Stothert is due and the Company is in discussions with the shareholders to arrange a form of repayment for these amounts which it expects to complete in 2002. The debt owing to the shareholders of AK Drilling and Stothert are unsecured and the debt owing to former shareholder of AK Drilling bears an interest rate of 8% per annum. If the terms cannot be renegotiated with the shareholders of Stothert and AK Drilling, the Company would require to pay the outstanding amounts on demand.

At December 31, 2001 the Company had working capital deficiency of $2,018,574.

Financing will have to be raised to address the Company's working capital deficiency and repay its other obligations. The Company continues to try to reduce its cash expenditures and plans on raising funds through equity offerings. Although there are no assurances that adequate financing can be achieved and on reasonable terms to eliminate the Company's working capital deficiency, the Company believes that such financings can be achieved.

The most significant assets of the Company are the drilling equipment operated by AK Drilling with a net book value of $3,352,362 (December 31, 2001 - $2,948,955), and the accounts receivable of $893,566 (December 31, 2001 - $466,982) of which Stothert operations accounts for $441,121 (December 31, 2001
- $317,638) and AK Drilling accounts for $347,942 (December 31, 2001 - $131,767), and other amounts account for $104,503 (December 31, 2001 - $17,577).

Goodwill of $1,016,016 was recorded on the two acquisitions completed during 2000. The Company adopted FAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Upon adoption, goodwill was no longer amortized under the new accounting standard and the Company is required to perform an annual assessment of impairment of goodwill. The impact of this change in accounting principle is as follows:

                                                Three months     Nine months ended         Three months      Nine months
                                                    ended             ended                    ended             ended
                                                       September 30, 2002                       September 30, 2001
--------------------------------------------- ------------------ ------------------- ------------------ -----------------
Net Loss as Reported                                  $(33,448)        $(1,426,918)         $(661,955)      $(3,364,890)
--------------------------------------------- ------------------ ------------------- ------------------ -----------------
Add: Amortization of Goodwill                                 -                   -            52,275           149,521
--------------------------------------------- ------------------ ------------------- ------------------ -----------------
Adjusted Net Loss                                     $(33,448)        $(1,426,918)         $(609,680)      $(3,215,369)
--------------------------------------------- ------------------ ------------------- ------------------ -----------------
Adjusted Net Loss per Common Share, Basic               $(0.00)             $(0.05)            $(0.03)           $(0.18)
and Diluted
--------------------------------------------- ------------------ ------------------- ------------------ -----------------

In December 2001, the Company determined that a write-down of goodwill arising from the Stothert Group acquisition was required due to continued projected future negative operating cash flows from these operations as a result of a slow economy and unfavorable business and political factors. The carrying value of Stothert Group's goodwill at December 31, 2001 was written down to nil, requiring a write-down of $657,095. Amortization expense recorded in the statements of operations for the quarter ended September 30, 2002 totals $NIL (2001 - $52,275) and $NIL (2001 - $149,521) for the nine months ended September 30, 2002.

OUTLOOK

The Company believes its cash and cash equivalent will be sufficient to maintain its present level of development efforts over the next three months. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company plans to complete a private placement of equity securities and convertible debt to fund possible future acquisitions and working capital. The sale of additional equity securities or convertible debt could result in additional dilution to the stockholders. The Company can give no assurance that it will be able to generate funds from operations, refinance its existing overdue debt obligations that funds will be available to the Company from debt or equity financings, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.

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

The Company plans to continue its growth in its drilling and engineering operations, thus, acquiring more related capital assets. The Company is planning to raise up to $5 million in the next twelve months to achieve the following objectives:

o Pay $628,000 of the cash portion outstanding at September 30, 2002 for the acquisition of AK Drilling;

o Pay $546,300 of the cash portion outstanding at September 30, 2002 for the acquisition of Stothert Group;

o Finalize the terms of the joint venture between AK Drilling and Dateline Drilling;

o    Acquire four additional  methane gas drilling units and support  equipment;
     and

o Acquire an Idaho-based drilling company with 17 drills in the U.S. mainland, Pacific Rim, Peru and Bolivia, increasing the Company's total number of drill rigs to 40.

If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Terry Kirby, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer"), maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relation to our Company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls

The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

ISSUANCE OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On October 18, 2001,  the Company  adopted a Consulting  and Legal Services Plan which provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:


------------------------------- ---------------------------- ---------------------------- ----------------------------
SEC Registration Number         Effective Date of            Number of securities         Number of securities
                                Registration Statement       issued under equity          remaining available for
                                                             compensation plan            future issuance under
                                                                                          equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (c)
(a)                             (b)                          (c)                          (d)
------------------------------- ---------------------------- ---------------------------- ----------------------------
          333-71920                      10/19/01                     1,108,334                        0
------------------------------- ---------------------------- ---------------------------- ----------------------------
          333-75348                      12/18/01                       582,500                        0
------------------------------- ---------------------------- ---------------------------- ----------------------------
          333-87086                      04/26/02                     1,477,000                        0
------------------------------- ---------------------------- ---------------------------- ----------------------------
          333-75348                      05/31/02                     2,000,000                        0
------------------------------- ---------------------------- ---------------------------- ----------------------------

On October 14, 2002, the Company issued 220,000 shares of its common stock a non-U.S. resident for services and out-of-pocket expenses valued at $22,000, or $0.10 per share. The issuance of these securities was deemed to be exempt from registration under Regulation S of the Securities Act. The Shares are "restricted securities" pursuant to Regulation S and Rule 144 promulgated under the Securities Act, and may not be traded in the United States other than pursuant to Rule 144, unless the shares are registered or an exemption from registration is available. The investor represented that he was aware that the investment in the securities was speculative involving a high degree of risk, that there was no guarantee of any gain from this investment, and that the entire investment could be lost. Additionally, the investor acknowledged, certified and warranted to the Company that he:

(a) is a natural person who acquired the Shares on his own behalf, and not for the benefit of any other person or entity;

(b) is not, and was not on the acquisition date, a resident in the United States of America, any of its territories and possessions, any State of the United States of America, or the District of Columbia and was not and will not be an American citizen;

(c) shall resell the shares only in accordance with Regulation S or pursuant to a registration or an available exemption from registration;

(d) shall not engage in hedging transactions unless in compliance with the Securities Act; and

(e) agrees to notify the Company at any time and from time to time of any change in residency or citizenship.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of making its purchase price payments on the acquisitions of AK Drilling, Inc. and Stothert Group, Inc., in the amounts of $628,000 in default since November 20, 2000 and $546,300 in default since August 6, 2000, respectively. The Company intends to enter into negotiations with the debt holders to renegotiate the payment terms for the outstanding obligation under these acquisitions. In the event that the Company is unable to renegotiate the payment terms of the individual acquisition agreements, the holders will be able to take action under their security rights on the debt instruments. The outcomes of the negotiations and any future actions by the debt holders are not known at this time. However, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired entities being returned to the holders in settlement and may possibly require the Company to cease operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the third quarter of 2002.

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

     99.1*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2*Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

* Filed herewith.


(b)  Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GLOBAL INDUSTRIAL SERVICES, INC.


                                         /s/      Terry Kirby
                                   ---------------------------------------------
                                   By:Terry Kirby, President/Secretary/Treasurer

                                   (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

                                                     Date: November 14, 2002

EXHIBIT 99.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Kirby, Chief Executive Officer and Chief Financial Officer of Global Industrial Services, Inc. (the"Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 14, 2002                              /s/ Terry Kirby
                                                     ---------------------------
                                                     Terry Kirby
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

EXHIBIT 99.2



                             CERTIFICATE PURSUANT TO
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Kirby, Chief Executive Officer and Chief Financial Officer of Global Industrial Services, Inc., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Global Industrial Services, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:  November 14, 2002



                                                     /s/ Terry Kirby
                                                     ---------------------------
                                                          Terry Kirby
                                                     Chief Executive Officer and
                                                     Chief Financial Officer